Form 10QSB
period 1997-06-30
ENEX CONSOLIDATED PARTNERS LP
filed 1997-08-14
CIK 1019375

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-18322

                        ENEX CONSOLIDATED PARTNERS, L.P.
        (Exact name of small business issuer as specified in its charter)

                  New Jersey                            76-0508488
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)


                           Issuer's telephone number:
                                 (281) 358-8401

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                    Yes No x

Transitional Small Business Disclosure Format (Check one):

                                    Yes No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX CONSOLIDATED PARTNERS, L.P.
BALANCE SHEET
------------------------------------------------------------------------------

                                                                 June 30,
ASSETS                                                              1997
                                                            ------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                 $     953,087
  Accounts receivable - oil & gas sales                         1,281,421
  Receivable from litigation settlement                           280,050
  Other current assets                                             33,502
                                                            --------------

Total current assets                                            2,548,060
                                                            --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities        11,375,964
  Less  accumulated depreciation and depletion                          -
                                                            --------------

Property, net                                                  11,375,964
                                                            --------------

TOTAL                                                       $  13,924,024
                                                            ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                         $     498,817
   Payable to general partner                                     549,158
                                                            --------------

Total current liabilities                                       1,047,975
                                                            --------------

LIMITED PARTNERS' CAPITAL SUBJECT
   TO REDEMPTION                                               12,876,049
                                                            --------------

TOTAL                                                       $  13,924,024
                                                            ==============



See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.
COMBINED HISTORICAL STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                                 QUARTER ENDED                 SIX MONTHS ENDED
                                    ----------------------------    ----------------------------

                                      June 30,       June 30,        June 30,       June 30,
                                       1997            1996            1997           1996
                                    ------------    ------------    ------------    ------------
REVENUES:
  Oil and gas sales                 $ 2,326,210     $ 2,577,530     $ 5,200,270    $  5,261,288
  Gas plant sales                       210,708         259,154         619,555         503,793
                                    ------------    -----------     ------------    ------------


Total revenues                        2,536,918       2,836,684       5,819,825       5,765,081
                                    ------------    ------------    ------------    ------------

EXPENSES:
  Depreciation and depletion            523,900         723,275       1,048,413       1,388,450
  Impairment of property                      -               -               -       2,315,081
  Lease operating expenses              910,704         868,412       1,743,841       1,803,219
  Gas plant purchases                   146,493         189,918         439,370         350,975
  Production taxes                      128,169         143,998         288,581         297,163
  General and administrative:
     Allocated from general partner     360,214         411,872         758,298         892,061
     Direct expenses                     35,784          33,062          58,349          83,347
                                    ------------     ----------     ------------    ------------


Total expenses                        2,105,264       2,370,537       4,336,852       7,130,296
                                    ------------    ------------    ------------    ------------

INCOME (LOSS)  FROM OPERATIONS          431,654         466,147       1,482,973      (1,365,215)
                                    ------------    ------------    ------------    ------------

OTHER INCOME:
  Gain on sale of property                5,940         128,555           5,940         137,710
  Interest income                             -             256           1,265           5,613
  Other income                                -               -          21,000               -
                                     ----------     ------------    ------------    -----------

Total other income                        5,940         128,811          28,205         143,323
                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                   $   437,594      $  594,958     $ 1,511,178     $(1,221,892)
                                    ============    ============    ============    ============



See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

COMBINED HISTORICAL STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------

                                                                                       LIMITED
                                                                                      PARTNERS'
                                                                     GENERAL           CAPITAL
                                                                    PARTNER'S         SUBJECT TO
                                                  TOTAL              CAPITAL          REDEMPTION
                                          -------------------      -------------     ---------------

Balance, January 1, 1996                   $      15,984,697       $  1,664,903       $  14,319,794

Cash Distributions                                (2,744,270)          (279,323)         (2,464,947)

Net Income                                         1,009,912            342,661             667,251
                                          -------------------      -------------     ---------------

Balance, December 31, 1996                        14,250,339          1,728,241          12,522,098

Cash Distributions                                (2,841,710)          (512,192)         (2,329,518)

Net Income                                         1,511,179            156,491           1,354,688
                                          -------------------      -------------     ---------------

Combined Historical Balance, June 30, 1997        12,919,808          1,372,540          11,547,268

Purchase Accounting Adjustments:

Adjustment to Record Property at
  Fair Market Value                               (1,350,959)                 -          (1,350,959)

Recognize Conversion of Payable to
  General Partner to Limited Partner Capital       1,856,358                  -           1,856,358

Recognize Conversion of General Partner
  Capital to Limited Partner Capital                       -         (1,372,540)          1,372,540

Expenses of Consolidation                           (549,158)                 -            (549,158)
                                          -------------------      -------------     ---------------

Consolidated Balance, June 30, 1997        $      12,876,049       $          -       $  12,876,049
                                          ===================      =============     ===============


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.
COMBINED HISTORICAL STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                              SIX MONTHS ENDED
                                               --------------------------------

                                                    June 30,         June 30,
                                                      1997             1996
                                               ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $   1,511,178    $  (1,221,892)
                                               ---------------   --------------

Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and depletion                        1,048,413        1,388,450
  Impairment of property                                    -        2,315,081
  Gain on sale of property                             (5,940)        (137,710)
(Increase) decrease in:
  Accounts receivable - oil & gas sales               599,008         (289,011)
  Other current assets                                172,568          (93,514)
Increase (decrease) in:
   Accounts payable                                  (401,102)        (185,023)
   Payable to general partner                          47,924         (686,178)
                                               ---------------   --------------

Total adjustments                                   1,460,871        2,312,095
                                               ---------------   --------------

Net cash provided by operating activities           2,972,049        1,090,203
                                               ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                      5,940          282,316
    Property additions - development costs           (106,788)        (491,640)
                                               ---------------   --------------

Net cash used by investing activities                (100,848)        (209,324)
                                               ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                              (2,841,710)      (1,023,798)
                                               ---------------   --------------

NET INCREASE (DECREASE) IN CASH                        29,491         (142,919)
                                               ---------------   --------------

CASH AT BEGINNING OF YEAR                             923,596          703,721
                                               ---------------   --------------

CASH AT END OF PERIOD                           $     953,087    $     560,802
                                               ===============   ==============


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Effective June 30, 1997, Enex Consolidated Partners, L.P. (the "Company") was formed from the consolidation of thirty-four (34) partnerships consisting of Enex Program I Partners, L.P., four partnerships in Enex Oil & Gas Income Program II, the eight partnerships in Enex Oil & Gas Income Program III, six partnerships in Enex Oil & Gas Income Program IV, the five partnerships in Enex Oil & Gas Income Program V, Enex Oil & Gas Income Program VI - Series 1, L.P., the three partnerships in Enex Income and Retirement Fund, three partnerships in Enex 88-89 Income and Retirement Fund, and the three partnerships in Enex 90-91 Income and Retirement Fund (collectively the "Partnerships").

         The consolidation of the Company was recorded using the purchase method of accounting; as such, assets are recorded at their fair market value. The statements of operations and cash flows, in the accompanying financial statements, are presented on a combined historical basis. The balance sheet has been adjusted to reflect the conversion of the payable to the general partner and the general partner's capital account into limited partner capital units. The general partner has a 4.11% revenue interest in addition to its proportional interest as a limited partner of 52.63%.

2. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

3. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Partnerships assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Partnerships began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Combined entities recognized a non-cash impairment provision of $2,315,081 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

4. Pro forma information, assuming that the consolidation occurred January 1, 1997 and January 1, 1996, respectively, is as follows:



                             Six Months ended        Six Months ended
                              June 30, 1997            June 30, 1996
                             ----------------        ----------------
Revenues                       $ 5,819,825              $ 5,765,081
Income from Operations         $ 1,380,154              $ 1,073,565
Net Income                     $ 1,408,359              $ 1,216,888

5. Effective January 1, 1996, the Company sold its interest in the Nunley Ranch A acquisition for $2,600. The Company recognized a gain of $2,600 on the sale. Effective February 1, 1996, the Company sold its interests in the Credo acquisition for $105,000. A gain of $6,555 was recognized on the sale. Effective May 1, 1996, the Company sold its interests in the Comite acquisition for $55,100. A gain of $21,649 was recognized on the sale. Effective April 1, 1996, the Company sold its interests in the Kidd wells in the Enexco acquisition for $64,000. A gain of $61,648 was recognized on the sale. Effective June 1, 1996, the Company sold its interests in the Harper well in the RIC acquisition for $55,616. A gain of $45,258 was recognized on the sale. The impact of these sales on current and future net revenues are not expected to be material.

     Effective January 1, 1997, the Company sold its interests in the Perkins well in the Burkholder acquisition for $5,940. A gain of $5,940 was recognized on this sale.

Item 2.           Management's Discussion and Analysis or Plan of Operations.

Second Quarter 1996 Compared to Second Quarter 1997

Oil and gas sales for the second quarter decreased from $2,577,530 in 1996 to $2,326,210 in 1997. This represents a decrease of $251,320 (11%). Oil sales decreased by $324,035 (19%). A 9% decline in oil production reduced sales by $160,516. An 11% decrease in the average oil sales price reduced sales by an additional $163,519. Gas sales increased by $70,364 (8%). An 8% increase in gas production increased sales by $72,764. This increase was partially offset by a slight decrease in the average gas sales price. The decrease in oil production was primarily due to natural production declines. The increase in gas production was due to higher production from the Dent acquisition which had new wells drilled in the Sibley field during the second half of 1996 and the first half of 1997. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas.

Sales of gas plant products decreased to $210,708 in the second quarter of 1997 from $259,154 in the second quarter of 1996. This represents a decrease of $48,446 or 19%. A 5% decrease in the production of gas plant products reduced sales by $11,778. A 15% decrease in the average sales price of gas plant products reduced sales by an additional $36,668. The decrease in production of gas plant products was primarily the result of natural production declines. The decrease in the average sales price of gas plant product corresponds with lower prices in the overall market for the sale of gas plant products.

Lease operating expenses increased from $868,412 in the second quarter of 1996 to $910,704 in the second quarter of 1997. The increase of $42,292 (5%) is primarily due to the increase in production of natural gas from the Dent acquisition, as noted above.

Depreciation and depletion expense decreased from $723,275 in the second quarter of 1996 to $523,900 in the second quarter of 1997. This represents a decrease of $199,375 (28%). The changes in production, noted above, reduced depreciation and depletion expense by $15,315. A 26% decrease in the depletion rate reduced depreciation and depletion expense by an additional $184,060. The rate decrease was primarily due to relatively higher production from properties with a lower depletion rate, coupled with upward revisions of the oil and gas reserves during December 1996.

Effective May 1, 1996, the Company sold its interests in the Comite acquisition for $55,100. A gain of $21,649 was recognized on the sale. Effective April 1, 1996, the Company sold its interests in the Kidd wells in the Enexco acquisition for $64,000. A gain of $61,648 was recognized on the sale. Effective June 1, 1996, the Company sold its interests in the Harper well in the RIC acquisition for $55,616. A gain of $45,258 was recognized on the sale. The impact of these sales on current and future net revenues are not expected to be material.

General and administrative expenses decreased from $444,934 in the second quarter of 1996 to $395,998 in the second quarter of 1997. This decrease of $48,936 (11%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months in 1997 Compared to First Six Months in 1996

Oil and gas sales for the first six months decreased from $5,261,288 in 1996 to $5,200,270 in 1997. This represents a decrease of $61,018 (1%). Oil sales decreased by $433,194 (13%). A 15% decrease in oil production reduced sales by $526,453. This decrease was partially offset by a 3% increase in the average oil sales price. Gas sales increased by $375,943 (21%). A 16% increase in the average gas sales price increased sales by $302,263. A 4% increase in gas production increased sales by an additional $73,680. The increases in average oil & gas sales prices correspond with higher prices in the overall market for the sale of oil & gas. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was due to higher production from the Dent acquisition which had new wells drilled in the Sibley field during the second half of 1996 and the first half of 1997.

Gas plant sales increased from $503,793 in the first half of 1996 to $619,555 in the first half of 1997. This represents an increase of $115,762 or 23%. A 27% increase in the average gas plant sales price increased sales by $131,540. This increase was partially offset by a 3% decrease in the production of gas plant product.

Lease operating expenses decreased from $1,803,219 in the first six months of 1996 to $1,743,841 in the first six months of 1997. The decrease of $59,378 (3%) is primarily due to the changes in production, as noted above.

Depreciation and depletion expense decreased from $1,388,450 in the first six months of 1996 to $1,048,413 in the first six months of 1997. This represents a decrease of $340,037 (24%). The changes in production, noted above, reduced depreciation and depletion expense by $91,807. A 19% decrease in the depletion rate reduced depreciation and depletion expense by an additional $248,230. The rate decrease was primarily due to relatively higher production from properties with a lower depletion rate, coupled with upward revisions of the oil and gas reserves during December 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Partnerships assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Partnerships began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H.
J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Combined entities recognized a non-cash impairment provision of $2,315,081 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

Effective January 1, 1996, the Company sold its interest in the Nunley Ranch A acquisition for $2,600. The Company recognized a gain of $2,600 on the sale. Effective February 1, 1996, the Company sold its interests in the Credo acquisition for $105,000. A gain of $6,555 was recognized on the sale. Effective May 1, 1996, the Company sold its interests in the Comite acquisition for $55,100. A gain of $21,649 was recognized on the sale. Effective April 1, 1996, the Company sold its interests in the Kidd wells in the Enexco acquisition for $64,000. A gain of $61,648 was recognized on the sale. Effective June 1, 1996, the Company sold its interests in the Harper well in the RIC acquisition for $55,616. A gain of $45,258 was recognized on the sale. The impact of these sales on current and future net revenues are not expected to be material.

Effective January 1, 1997, the Company sold its interests in the Perkins well in the Burkholder acquisition for $5,940. A gain of $5,940 was recognized on this sale.

General and administrative expenses decreased from $975,408 in the first six months of 1996 to $816,647 in the first six months of 1997. This decrease of $158,761 (16%) is primarily due to less staff time being required to manage the Company's operations.



CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating provided by operating, financing and investing activities.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of June 30, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENEX CONSOLIDATED PARTNERS, L.P.
                                                   (Registrant)



                                           By: ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ R. E. Densford
                                                   --------------
                                                   R. E. Densford
                                             Vice President, Secretary
                                           Treasurer and Chief Financial
                                                      Officer




August 11, 1997                            By: /s/ James A. Klein
                                              -------------------
                                                    James A. Klein
                                                Controller and Chief
                                                 Accounting Officer