Form 10QSB/A
period 1997-06-30
ENEX CONSOLIDATED PARTNERS LP
filed 1997-09-11
CIK 1019375

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A


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

4. Pro forma information, assuming that the consolidation occurred January 1, 1997 and January 1, 1996, respectively, is as follows:



                             Six Months ended        Six Months ended
                              June 30, 1997            June 30, 1996
                             ----------------        ----------------
Revenues                       $ 5,819,825              $ 5,765,081
Income from Operations         $ 1,586,651              $ 1,073,565
Net Income                     $ 1,614,856              $ 1,216,888


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