Form 10QSB
period 1997-09-30
ENEX CONSOLIDATED PARTNERS LP
filed 1997-11-13
CIK 1019375

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                                    Yes No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX CONSOLIDATED PARTNERS, L.P.
BALANCE SHEET
-------------------------------------------------------------------------------

                                                                  September 30,
ASSETS                                                                 1997
                                                             ------------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                  $       514,101
  Accounts receivable - oil & gas sales                            1,683,674
  Receivable from litigation settlement                              280,050
  Other current assets                                                18,799
                                                             ----------------

Total current assets                                               2,496,624
                                                             ----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           11,508,757
  Less  accumulated depreciation and depletion                       279,140
                                                             ----------------

Property, net                                                     11,229,617
                                                             ----------------

TOTAL                                                        $    13,726,241
                                                             ================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $       371,180

LIMITED PARTNERS' CAPITAL SUBJECT
   TO REDEMPTION                                                  13,308,804
GENERAL PARTNER CAPITAL                                               46,257
                                                             ----------------

TOTAL                                                        $    13,723.241
                                                             ================


See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.
COMBINED HISTORICAL STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

(UNAUDITED)                                           QUARTER ENDED                                NINE MONTHS ENDED
                                              ---------------------------------------    -----------------------------------
                                                 September 30,        September 30,        September 30,       September 30,
                                                     1997                 1996                 1997                1996
                                              ------------------    -----------------    -----------------    -------------
REVENUES:
  Oil and gas sales                           $       2,425,763       $    2,802,679      $     7,634,183     $  8,068,350
  Gas plant sales                                       195,287              258,306              806,692          757,716
                                              ------------------    -----------------    -----------------    -------------

Total revenues                                        2,621,050            3,060,985            8,440,875        8,826,066
                                              ------------------    -----------------    -----------------    -------------

EXPENSES:
  Depreciation, depletion and amortization              279,145              723,832            1,327,558        2,112,282
  Impairment of property                                      -                    -                    -        2,315,081
  Lease operating expenses                              899,257              774,177            2,643,098        2,577,396
  Gas plant purchases                                   172,406              169,456              611,776          520,431
  Production taxes                                      135,644              158,420              424,225          455,583
  General and administrative:
     Allocated from general partner                     207,743              366,435              966,041        1,258,496
     Direct expenses                                     94,731               12,807              153,080           96,154
                                              ------------------     ---------------    -----------------    -------------

Total expenses                                        1,788,926            2,205,127            6,125,778        9,335,423
                                              ------------------    -----------------    -----------------    -------------

INCOME (LOSS)  FROM OPERATIONS                          832,124              855,858            2,315,097         (509,357)
                                              ------------------    -----------------    -----------------    -------------

OTHER INCOME (EXPENSE):
  Gain on sale of property                                    -                3,012                5,940          140,722
  Interest expense                                            -                 (424)                   -           (2,356)
  Interest income                                        14,359                1,255               15,624            8,800
  Other income                                            1,100                  675               22,100              675
                                               -----------------    -----------------    ----------------     -------------

Total other income                                       15,459                4,518               43,664          147,841
                                              ------------------    -----------------    -----------------    -------------

NET INCOME (LOSS)                             $         847,583      $       860,376      $     2,358,761      $  (361,516)
                                              ==================    =================    =================    =============


See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-2

ENEX CONSOLIDATED PARTNERS, L.P.

COMBINED HISTORICAL STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------------------------------------------------
                                                                                                 LIMITED
                                                                                                PARTNERS'
                                                                              GENERAL            CAPITAL
                                                                             PARTNER'S          SUBJECT TO
                                                         TOTAL                CAPITAL           REDEMPTION
                                                 -------------------     ---------------     ---------------

Balance, January 1, 1996                         $       15,984,697       $   1,664,903      $   14,319,794

Cash Distributions                                       (2,744,270)           (279,323)         (2,464,947)

Net Income                                                1,009,912             342,661             667,251
                                                 -------------------     ---------------     ---------------

Balance, December 31, 1996                               14,250,339           1,728,241          12,522,098

Cash Distributions                                       (3,564,417)           (512,192)         (3,052,225)

Net Income                                                2,358,761             202,748           2,156,013
                                                 -------------------     ---------------     ---------------

Combined Historical Balance, September 30, 1997          13,044,683           1,418,797          11,625,886

Purchase Accounting Adjustments:

Adjustment to Record Property at
  Fair Market Value                                      (1,561,322)                  -          (1,561,322)

Recognize Conversion of Payable to
  General Partner to Limited Partner Capital              2,420,858                   -           2,420,858

Recognize Conversion of General Partner
  Capital to Limited Partner Capital                              -          (1,372,540)          1,372,540

Expenses of Consolidation                                  (549,158)                  -            (549,158)
                                                 -------------------     ---------------     ---------------

Consolidated Balance, September 30, 1997         $       13,355,061       $      46,257      $   13,308,804
                                                 ===================     ===============     ===============



See accompanying notes to financial statements.
-------------------------------------------------------------------------------
                                       I-3

ENEX CONSOLIDATED PARTNERS, L.P.
COMBINED HISTORICAL STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

(UNAUDITED)
                                                               NINE MONTHS ENDED
                                                     -----------------------------------

                                                       September 30,      September 30,
                                                           1997               1996
                                                     ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $   2,358,761    $      (361,516)
                                                     ----------------   ----------------

Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation, depletion and amortization                 1,327,558          2,112,282
  Impairment of property                                           -          2,315,081
  Gain on sale of property                                    (5,940)          (140,722)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                      565,705           (331,904)
  Other current assets                                       172,452            (11,890)
Increase (decrease) in:
   Accounts payable                                         (528,739)          (237,609)
   Payable to general partner                               (501,234)        (1,208,471)
                                                     ----------------   ----------------

Total adjustments                                          1,029,802          2,496,767
                                                     ----------------   ----------------

Net cash provided by operating activities                  3,388,563          2,135,251
                                                     ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                             5,940            169,710
    Property additions - development costs                  (239,581)          (698,119)
                                                     ----------------   ----------------

Net cash used by investing activities                       (231,541)          (528,409)
                                                     ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                     (3,564,417)        (1,755,216)
                                                     ----------------   ----------------

NET  (DECREASE) IN CASH                                     (407,395)          (148,374)
                                                      ---------------   ----------------

CASH AT BEGINNING OF YEAR                                    923,596            703,721
                                                     ----------------   ----------------

CASH AT END OF PERIOD                                  $     516,201    $       555,347
                                                     ================   ================






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

         The consolidation of the Company was recorded using the purchase method of accounting; as such, assets are recorded at their fair market value. The statements of operations and cash flows, in the accompanying financial statements, are presented on a combined historical basis. The balance sheet has been adjusted to reflect the conversion of the payable to the general partner and the general partner's capital account into limited partner capital units. The general partner has a 4.11% revenue interest in addition to its proportional interest as a limited partner of 52.71%.

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

4. Pro forma information, assuming that the consolidation occurred January 1, 1997 and January 1, 1996, respectively, is as follows:



                                   Nine Months ended        Nine Months ended
                                   September 30, 1997      September 30, 1996
     Revenues                       $ 8,440,875              $ 8,826,077
     Income from Operations         $ 2,418,775              $ 1,993,910
     Net Income                     $ 2,462,439              $ 2,141,751


     5. Effective January 1, 1996, the Company sold its interest in the Nunley Ranch A acquisition for $2,600. The Company recognized a gain of $2,600 on the sale. Effective February 1, 1996, the Company sold its interests in the Credo acquisition for $105,000. A gain of $6,555 was recognized on the sale. Effective May 1, 1996, the Company sold its interests in the Comite acquisition for $55,100. A gain of $21,649 was recognized on the sale. Effective April 1, 1996, the Company sold its interests in the Kidd wells in the Enexco acquisition for $64,000. A gain of $61,648 was recognized on the sale. Effective June 1, 1996, the Company sold its interests in the Harper well in the RIC acquisition for $55,616. A gain of $45,258 was recognized on the sale. Effective August 1, 1996 the Company sold its interest in the Rigney B acquisition for $1,640, and its interest in the Spider Lake 3-2 well in the Michigan acquisition for $5,360. A gain of $209 and $2,803 was recognized respectively. The impact of these sales on current and future net revenues are not expected to be material.

         Effective January 1, 1997, the Company sold its interests in the Perkins well in the Burkholder acquisition for $5,940. A gain of $5,940 was recognized on this sale.

Item 2.            Management's Discussion and Analysis or Plan of Operations.

Third Quarter 1996 Compared to Third Quarter 1997

Oil and gas sales for the third quarter decreased from $2,802,679 in 1996 to $2,425,763 in 1997. This represents a decrease of $376,916 (13%). Oil sales decreased by $344,553 (20%). A 6% decline in oil production reduced sales by $112,380. A 16% decrease in the average oil sales price reduced sales by an additional $232,173. Gas sales decreased by $32,363 (3%). An 8% decrease in gas production decreased sales by $84,634. This decrease was partially offset by a 5% increase in the average gas sales price. The changes in the average oil and gas sales price correspond with the prices in the overall market for oil and gas. The decrease in oil production was primarily due to natural production declines. The decrease in gas production was due to natural production declines which were especially pronounced on the Staley and East Sevens acquisitions.

Sales of gas plant products decreased to $195,287 in the third quarter of 1997 from $258,306 in the third quarter of 1996. This represents a decrease of $63,019 or 24%. A 4% decrease in the production of gas plant products reduced sales by $10,191. A 21% decrease in the average sales price of gas plant products reduced sales by an additional $52,828. The decrease in production of gas plant products was primarily the result of natural production declines. The decrease in the average sales price of gas plant product corresponds with lower prices in the overall market for the sale of gas plant products.

Lease operating expenses increased from $774,177 in the third quarter of 1996 to $899,257 in the third quarter of 1997. The increase of $125,083 (16%) is primarily due to the higher operating costs on the Speary and Muldoon acquisitions.

Depreciation and depletion expense decreased from $723,832 in the third quarter of 1996 to $279,145 in the third quarter of 1997. This represents a decrease of $444,687 (61%). The changes in production, noted above, reduced depreciation and depletion expense by $49,848. A 59% decrease in the depletion rate reduced depreciation and depletion expense by an additional $394,839. The rate decrease was primarily due to the lower property basis resulting from the use of the purchase accounting method to record Consolidation on June 30, 1997 at the properties fair market value, coupled with upward revisions of the oil and gas reserves during December 1996.

Effective August 1, 1996 the Company sold its interest in the Rigney B acquisition for $1,640, and its interest in the Spider Lake 3-2 well in the Michigan acquisition for $5,360. A gain of $209 and $2,803 was recognized respectively.

General and administrative expenses decreased from $379,242 in the third quarter of 1996 to $302,474 in the third quarter of 1997. This decrease of $76,768 (20%) is primarily due to less staff time being required to manage the Company's operations partially offset by an $82,030 increase in direct expenses due to start-up costs incurred in the third quarter of 1997.

First Nine Months in 1997 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months decreased from $8,068,350 in 1996 to $7,634,183 in 1997. This represents a decrease of $434,167 (5%). Oil sales decreased by $777,747 (15%). A 12% decrease in oil production reduced sales by $646,065. A 3% decrease in the average oil sales price decreased oil sales an additional $131,682. Gas sales increased by $343,580 (12%). A 12% increase in the average gas sales price increased sales by $356,395. This was partially offset by a 1% decrease in gas production. The changes in the average oil and gas sales price correspond with changes in the overall market for the sale of oil and gas. The price of oil was lower and gas prices were higher in 1997 vs 1996. The decreases in oil and gas production were primarily the result of natural production declines.

Gas plant sales increased from $757,716 in the third quarter of 1996 to $806,692 in the third quarter of 1997. This represents an increase of $48,926 or 6%. An 11% increase in the average gas plant sales price increased sales by $72,661. This increase was partially offset by a 4% decrease in the production of gas plant product.

Lease operating expenses increased from $2,577,396 in the first nine months of 1996 to $2,643,098 in the first nine months of 1997. The increase of $65,702 (2%) is primarily due to higher operating costs as a result of workovers performed on the Speary and Muldoon acquisitions in 1997.

Depreciation and depletion expense decreased from $2,112,282 in the first nine months of 1996 to $1,327,558 in the first nine months of 1997. This represents a decrease of $784,724 (37%). The changes in production, noted above, reduced depreciation and depletion expense by $141,621. A 33% decrease in the depletion rate reduced depreciation and depletion expense by an additional $643,103. The rate decrease was primarily due to relatively higher production from properties with a lower depletion rate, coupled with upward revisions of the oil and gas reserves during December 1996 and the lower property basis resulting from the use of the purchase accounting method to record the Consolidation on June 30, 1997 at the properties fair market value.

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

Effective January 1, 1996, the Company sold its interest in the Nunley Ranch A acquisition for $2,600. The Company recognized a gain of $2,600 on the sale. Effective February 1, 1996, the Company sold its interests in the Credo acquisition for $105,000. A gain of $6,555 was recognized on the sale. Effective May 1, 1996, the Company sold its interests in the Comite acquisition for $55,100. A gain of $21,649 was recognized on the sale. Effective April 1, 1996, the Company sold its interests in the Kidd wells in the Enexco acquisition for $64,000. A gain of $61,648 was recognized on the sale. Effective June 1, 1996, the Company sold its interests in the Harper well in the RIC acquisition for $55,616. A gain of $45,258 was recognized on the sale. Effective August 1, 1996 the Company sold its interest in the Rigney B acquisition for $1,640, and its interest in the Spider Lake 3-2 well in the Michigan acquisition for $5,360. A gain of $209 and $2,803 was recognized respectively The impact of these sales on current and future net revenues are not expected to be material.

Effective January 1, 1997, the Company sold its interests in the Perkins well in the Burkholder acquisition for $5,940. A gain of $5,940 was recognized on this sale.

General and administrative expenses decreased from $1,354,650 in the first nine months of 1996 to $1,119,121 in the first nine months of 1997. This decrease of $235,529 (17%) is primarily due to less staff time being required to manage the Company's operations as a result of the Consolidation of the Partnerships.


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

As of September 30, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

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


                                        ENEX CONSOLIDATED PARTNERS, L.P.
                                                   (Registrant)



                                           By: ENEX RESOURCES CORPORATION
                                                  General Partner



                                           By: /s/ James A. Klein
                                                   --------------
                                                   James A. Klein
                                              Secretary, Treasurer and
                                               Chief Financial Officer




November 11, 1997                            By: /s/ Larry W. Morris
                                              -------------------
                                                     Larry W. Morris
                                                  Controller and Chief
                                                   Accounting Officer