Form 10KSB
period 1997-12-31
ENEX CONSOLIDATED PARTNERS LP
filed 1998-03-27
CIK 1019375

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from...............to...............

                         Commission file number 0-18322

                        ENEX CONSOLIDATED PARTNERS, L.P.
                 (Name of small business issuer in its charter)

              New Jersey                                       76-0508488
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

                               800 Rockmead Drive
                              Three Kingwood Place
                              Kingwood, Texas 77339
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (281) 358-8401

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interest

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes x No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

     State issuer's revenues for its most recent fiscal year. $11,997,301

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act):

                                 Not Applicable


                      Documents Incorporated By Reference:

                                      None

- ------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                        ENEX CONSOLIDATED PARTNERS, L.P.


Item No.                            Part I                                Page
--------                            -------                               -----



1                        Description of Business                          I-1

2                        Description of Property                          I-3

3                        Legal Proceedings                                I-5

4                        Submission of Matters to a Vote
                         of Security Holders                              I-5


                                     Part II
                                    ---------


5                        Market for Common Equity and
                         Related Security Holder Matters                 II-1

6                        Management's Discussion and Analysis
                         or Plan of Operation                            II-2

7                        Financial Statements and Supplementary
                         Data                                            II-6

8                        Changes In and Disagreements With Accountants
                         on Accounting and Financial Disclosure          II-18



                                    Part III
                                   -----------


9                        Directors, Executive Officers, Promoters and
                         Control Persons; Compliance with Section 16(a)
                         of the Exchange Act                             III-1

10                       Executive Compensation                          III-4

11                       Security Ownership of Certain
                         Beneficial Owners and Management                III-4

12                       Certain Relationships and Related
                         Transactions                                    III-4

13                       Exhibits and Reports on Form 8-K                III-4


                                 Signatures S-1

                                     PART I


Item 1.      Description of Business

General

     Enex Consolidated Partners, L.P. (the "Company") was formed under the New Jersey Uniform Limited Partnership Law (1976) on June 30, 1997 from the combination of thirty-four Enex Oil and Gas Limited Partnerships, consisting of Enex Program I Partners, L.P., four partnerships in Enex Oil & Gas Income Program II, the eight partnerships in Enex Oil & Gas Income Program III, six partnerships in Enex Oil & Gas Income Program IV, the five partnerships in Enex Oil & Gas Income Program V, Enex Oil & Gas Income Program VI - Series 1, L.P., the three partnerships in Enex Income and Retirement Fund, three partnerships in Enex 88-89 Income and Retirement Fund, and the three partnerships in Enex 90-91 Income and Retirement Fund (collectively the "Predecessor Partnerships").

     The historical information presented in this Form 10-KSB consists of the cumulative historical totals of the Predecessor Partnerships for the year ended December 31, 1996 and for the six months ended June 30, 1997. The amounts for the six months ended December 31, 1997 are the result of the operations of the Company.

     The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties, as detailed in Item 2, below. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net revenues to fund exploratory drilling activities. Any developmental drilling will be financed primarily through third party borrowings or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 96% to the limited partners and 4% to the general partner. See
Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner, Enex Resources Corporation ("Enex"). The Company's operations are concentrated in a single industry segment.

     The Company owns royalty interests in certain oil and gas properties. A "royalty interest" is an interest retained by the lessor in the lease and payable out of 100% of proceeds before deducting any other interests. The
Company also owns overriding royalty interests in certain oil and gas properties. An "overriding royalty interest" is an interest in a property which was carved out of the working interest that is not subject to most operating costs associated with the property. The Company also owns working interests in certain oil and gas properties. A "working interest" is a portion of the operating interest which is subject to most of the costs associated with a well.

     The principal executive office of the Company is maintained at Suite 200, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at this office is (281) 358-8401. The Company has no regional offices.

     The Company has no employees. On March 1, 1998, Enex and its subsidiaries employed 18 persons.

Marketing

     The marketing of oil and gas produced by the Company is affected by a number of factors which are beyond the Company's control, the exact nature of which cannot be accurately predicted. These factors include the quantity and price of crude oil imports, fluctuating supply and demand, pipeline and other transportation facilities, the marketing of competitive fuels, state and federal regulation of oil and gas production and distribution and other matters affecting the availability of a ready market. All of these factors are extremely volatile.

     Gulfmark Inc. accounted for 11% of the Company's total sales in 1997. No ther purchaser individually accounted for more than 10% of such sales.

     The operators of the Company's major properties are noted in Item 2 below. Although a significant portion of the Company's properties were operated by a limited number of operators, this concentration does not pose a significant risk since the Company's rights are secured by joint operating agreements.

Environmental and Conservation Regulation

     State regulatory authorities in the states in which the Company owns producing properties are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas for owners of a common reservoir. Each of such regulatory authorities also regulates the amount of oil and gas produced by assigning allowable rates of production, which may be increased or decreased in accordance with supply and demand. Requirements regarding the prevention and clean-up of pollution and similar environmental matters are also generally applicable. The costs, if any, the Company may incur in this regard cannot be predicted.

     The existence of such regulations has had no material adverse effects on the Company's operations to date, and the cost of compliance has not yet been material. There are no material administrative or judicial proceedings arising under such laws or regulations pending against the Company. The Company is unable to assess or predict the impact that compliance with environmental and pollution control laws and regulations may have on its future operations, capital expenditures, earnings or competitive position.

Tax Laws

     The operations of the Company are affected by the federal income tax laws contained in the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, generally, the Company will report income from the sale of oil and gas, against which it may deduct its ordinary business expenses, depletion, depreciation and intangible drilling and development costs.

     It is anticipated that most of the Company's income, if any, will be from a "passive activity" for purposes of the Code. A passive activity includes an activity in which the taxpayer does not materially participate, including the ownership of a limited partnership interest, such as an interest in the Company. "Passive income," however, does not include portfolio income (i.e. dividend, interest, royalties, etc.). Although taxpayers generally may not deduct losses or use tax credits derived from passive activities in an amount greater than their income derived from such activities, if and to the extent that the Company generates passive income, it will be available to offset the limited partners' passive losses from other sources.

     Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income". Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income from oil and gas activities, which constitutes qualifying income from oil and gas activities, which constitutes qualifying income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

     In order to prevent the adverse tax consequences that would affect the limited partners if the Company's limited partnership interests were to become publicly traded in the future, the general partner may, after final regulations have been issued by the Internal Revenue Service, submit to a vote of limited partners a proposal to amend the Company's agreement of limited partnership to provide, among other things, (a) that Enex shall have the right to refuse to recognize any transfer of limited partnership interests if it believes that such transfer occurred on a secondary market or the substantial equivalent thereof; and (b) that all assignors and assignees of the limited partnership interests shall be required to represent to Enex that any transfer of limited partnership interests did not, to the best of their knowledge, occur on a secondary market or the substantial equivalent thereof.

Item 2.      Description of Property

     On June 30, 1997, the Predecessor Partnerships transferred all of their assets to the Company, subject to corresponding liabilities. These properties continue to be operated by the Company as they were operated by the Predecessor Partnerships. Presented below is a brief description of the Company's major property holdings, all of which were transferred to it by the Predecessor Partnerships.

CONCORD acquisition. The Concord acquisition consists of working interest and royalty interest in more than 10,600 wells in 137 counties in Texas, with very minor interests in 12 other states.

H.N.G. acquisition. The H.N.G. acquisition began with the purchase of overriding royalty interests in over 300 gas wells in Texas, New Mexico, and Oklahoma and culminated five transactions later with the last purchase of overriding royalty interests in these properties. The H.N.G. acquisition is operated by eight different oil and gas companies. The Company owns working interests ranging from
 .104% to 8.999% in the H.N.G. acquisition at December 31, 1997.

EAST SEVEN SISTERS acquisition. The East Seven Sisters acquisition was comprised of six transactions in which parts of a mineral interest and the associated royalty interest in the Gorman Gas Unit in the East Seven Sisters Field, Duval County, Texas were acquired. The East Seven Sisters acquisition is operated by Vastar Resources Inc. The Company owns a 9.81% royalty interest in the East Seven Sisters acquisition at December 31, 1997.

The Company has thirty additional acquisitions which were transferred from the Predecessor Partnerships. In total, the Company has interests in 11,118 oil well properties and 1,078 gas well properties which are primarily located in Texas, Oklahoma and Louisiana.

Oil and Gas Reserves

     For quantitative information regarding the Company's oil and gas reserves, please see Supplementary Oil and Gas Information and related tables which follow the Notes to Financial Statements in Item 7 of this report. The Company has not filed any current oil and gas reserve estimates or included any such estimates in reports to any federal or foreign governmental authority or agency, including the Securities and Exchange Commission.

     Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H. J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1997.

Net Oil and Gas Production

     The following table shows for the years ended December 31, 1997 and 1996, the approximate production attributable to the Predecessor Partnerships' and the Company's oil, gas, and gas plant product interests. The figures in the table represent "net production"; i.e., production owned by the Predecessor Partnerships and the Company and produced to their interest after deducting royalty and other similar interests. All production occurred in the United States.


                                                     1997            1996
                                                     ----            ----
Crude oil and condensate (Bbls) . . . . . . . . . . 323,231        368,484
Natural gas (Mcf) . . . . . . . . . . . . . . . . 1,765,438      1,865,875
Natural gas liquids (Bbls) (1) . . . . . . . . .     33,019         34,316
Natural gas - gas plant sales (Mcf) (1) . . . . . . 220,193        232,825


     The following table sets forth the Predecessor Partnerships' and the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per equivalent barrel of production for the years ended December 31, 1997 and 1996.

                                                       1997          1996
                                                       ----          ----
Average sales price per barrel of oil ...........$     17.72    $     19.40
Average sales price per Mcf of gas .............        2.51           2.29
Average production cost per equivalent
    barrel of production .......................        6.73           6.27
Average sales price per barrel of natural
    gas liquids (1) ............................       12.16          13.34
Average sales price per Mcf of gas plant
    gas sales (1) ..............................        2.73           1.96
Average production cost per equivalent
    barrel of gas plant production (1)(2) ......       11.61           9.06


     (1) Natural gas liquid production was obtained through gas processing plant ownership rather than through leasehold ownership.

     (2)  Includes cost of gas purchases.

Item 3.           Legal Proceedings

     A Predecessor Partnership was named as a party to a suit filed by Texas Crude, Inc. ("Texas Crude"). In the suit, Texas Crude sought to recover legal and other fees totaling $600,000. In August 1993, a judgement was granted in favor of Texas Crude for $414,203 plus interest by the 101st Judicial District Court of Texas. The Partnership recognized a contingent liability at December 31, 1993 for $504,350.

     The Partnership appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Partnership, in which the Partnership will recover $163,019 from Texas Crude plus interest. Accordingly, the contingent liability, initially recognized in 1993, was reversed in December 1994 and a receivable for $254,588 was established in 1994.

     Both the Partnership and Texas Crude have filed Motions for Rehearing, which have been pending for more than a year. The accrued receivable balance at December 31, 1997 was $338,860.

     There are no other material pending legal proceedings to which the Company is a party or to which any of their properties are subject.

Item 4.           Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters


Market Information

     There is no established public trading market for the Company's outstanding limited partnership interests.


Number of Equity Security Holders

                                      Number of Record Holders
          Title of Class                (as of March 1, 1998)
          --------------                ---------------------

     General Partner's Interests                 1

     Limited Partnership Interests            10,360


Dividends

     The Company and its Predecessor Partnerships made cash distributions to limited partners of $4,593,955 and $2,464,947 in 1997 and 1996, respectively. This equated to $4.17 and $2.24 per $10 consolidated limited partner unit in 1997 and 1996, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1998.

Item 6.     Management's Discussion and Analysis or Plan of Operation


Results of Operations

     This discussion should be read in conjunction with the financial statements of the Company and its Predecessor Partnerships the notes thereto included in this Form 10-KSB.

     The Company was formed on June 30, 1997 from the combination of thirty-four limited partnerships. The Consolidation created a new accounting basis in the carrying value of property. Oil and gas property was written down by $1,561,322 from the net carrying value of property in the combined Predecessor Partnerships. The decremental depletion associated with the net decrease in property was approximately $123,000 for the last six months of 1997.

     To facilitate comparisons between periods, results of operations are presented on both an actual basis for the Enex Consolidated Partnership, L.P. and the Predecessor Partnerships and on a pro forma basis as if the Consolidation had taken place at the beginning of each period presented. These results do not reflect the results which would have been obtained if the Consolidation had actually occurred on the dates indicated or the results that may be expected in the future.

     The following financial information consists of pro forma financial data for the years ended December 31, 1997 and 1996 for the combined partnerships assuming the consolidation had taken place at January 1, 1997 and 1996, respectively.

ENEX CONSOLIDATED PARTNERS, L.P.

The following financial information consists of pro forma financial data for the years ended December 31, 1997 and 1996 for the combined partnerships assuming the consolidation had taken place at January 1, 1997 and 1996, respectively.


                                     Year Ended December 31,
                                         1997        1996
                                         ----        ----
                                                                                         -------------------- ----------------

REVENUES:
Oil and gas sales                     $10,003,768   $11,296,811
Gas plant sales                         1,157,068     1,048,688
Gain from sale of property                741,617       242,389
Other revenues                             21,000            49
Interest income                            73,848         8,800
                                       -----------   ------------

Total revenues                         11,997,301    12,596,737
                                       -----------   ------------


EXPENSES:
  Depreciation and depletion            1,839,877     2,145,385
  Lease operating expenses              3,589,836     3,616,133
  Gas purchases and expenses              809,336       670,358
  Production taxes                        568,321       637,476
  General and administrative:
     Allocated from general partner     1,270,556     1,646,201
     Direct expense                       340,665       329,800
  Interest expense                           --           2,498
                                       -----------   ------------

Total expenses                          8,418,591     9,047,851
                                       -----------   ------------



NET INCOME                            $ 3,578,710   $ 3,548,886
                                      ============   =============











See accompanying notes to financial statements.
--------------------------------------------------------------------------------

     The total combined oil, gas and gas plant sales decreased to $11,160,836 in 1997 from $12,345,499 in 1996. This represents a decrease of $1,184,663 or 10%.
Oil sales decreased by $1,419,810 or 20%. A 12% decrease in oil production due to natural production declines caused sales to decrease by $877,908. A 9% decrease in the average oil sales price decreased oil sales by an additional $541,902. Gas sales increased by $147,655 or 3%. A 10% increase in the average gas sales price increased revenues by $388,395. This was offset by a 5% decrease in gas production. Sales of natural gas liquids and gas plant gas increased by $87,492 or 10%. A 15% increase in the average gas plant products sales price increased sales by $130,370. This increase was partially offset by a 5% decrease in production of gas plant products. The decreases in oil, natural gas and gas plant products production were primarily a result of natural production declines. The decrease in oil sales price corresponds with changes in the overall market for the sale of oil. The increases in the gas and gas plant products average sales price correspond with changes in the overall market for these products.

     The total combined lease operating expenses decreased to $3,589,836 in 1997 from $3,616,133 in 1996. The decrease of $26,297 or 1% was primarily due to the changes in production, noted above.

     The total combined depreciation and depletion expense decreased to $1,839,877 in 1997 from $2,145,385 in 1996. This represents a decrease of $305,508 or 14%. A 1% decrease in the depletion rate reduced depreciation and depletion expense by $116,822. The changes in production, noted above, reduced depreciation and depletion expense by an additional $188,686. The decrease in the depletion rate was primarily due to relatively higher production from properties with a relatively lower depletion rate, partially offset by downward revisions of oil and gas reserves during December 1997.

     The total combined general and administrative expenses decreased to $1,611,221 in 1997 from $1,976,001 in 1996. This represents a decrease of $364,780 or 18% from 1996 to 1997. This decrease was primarily due to less staff time being required to manage the Company's operations as a result of the consolidation of the Predecessor Partnerships.

     In 1996, the Predecessor Partnerships sold their interests in the Grass Island, Enexco and Comite acquisitions for $235,000, $64,000 and $55,000, respectively. Gains of $69,731, $61,648 and $21,649, respectively, were recognized on these sales. The Predecessor Partnerships also sold their interests in the E.M. Lane well and the Harper #1 well for $57,970 and $55,000, respectively. Gains of $31,310 and $44,642, respectively, were recognized on these sales. The Predecessor Partnerships also sold their interests in three other wells in 1996 for $59,630. These sales resulted in a net gain of $13,409 to the Predecessor Partnerships. The impact of these sales on current and future revenues is not expected to be material, as such interests represented less than 10% of historical and future net revenues.

     In 1997, the Company sold its interest in the North Buck Draw Unit for $857,120. A gain of $758,969 was recognized on the sale. The Company sold its interest in the Mcbride acquisition for $56,306. A loss of $25,405 was recognized on the sale. The Company also sold its interest in two other acquisitions for $8,053. A net gain of $8,053 was recognized by the Company from the sales. The impact of these sales on current and future revenues is not expected to be material, as such interests represented less than 10% of historical and future net revenues.

Capital Resources and Liquidity

     The Company's cash flow provided by operating, financing and investing activities is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow to the Company's partners.

     In 1997 and 1996, the Company and its Predecessor Partnerships paid total combined distributions of $4,593,955 and $2,464,947, respectively, to its limited partners. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of debt obligations. The Company plans to repay the amount owed to the general partner in 1998. The payment of future distributions will depend on the Company's earnings, financial conditions, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1998.

     At December 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations are expected to provide sufficient funding to pay its operating expenses and debt obligations.

     In February 1998, Middle Bay Oil Company, Inc., an independent oil and gas producer, announced a tender offer for all of the outstanding shares of Enex Resources Corporation ("Enex"), the Company's general partner. The tender offer was accepted by a majority of Enex shareholders. Operations of the Company are not expected to be materially impacted by the purchase of Enex.

     The Company does not anticipate that it will incur any significant expenditures to address Year 2000 issues, nor do Year 2000 issues represent a known material event or uncertainty to the Company. To the extent that the Company may be adversely affected by the Year 2000 issues of its suppliers, customers and other entities, the Company does not believe that it will be more adversely affected than other companies in its industry with similar operations.

Item 7.      Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT

The Partners
Enex Consolidated Partners, L.P.:

We have audited the accompanying balance sheet of Enex Consolidated Partners, L.P. (a New Jersey limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' capital, and cash flows for Enex Consolidated Partners, L.P. and the Predecessor Partnerships for the six month periods ended December 31, 1997 and June 30, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex Consolidated Partners, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Consolidated Partners, L.P. at December 31, 1997 and the results of its and the Predecessor Partnerships' operations and cash flows for the six month periods ended December 31, 1997 and June 30, 1997 and the year ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP




Houston, Texas
March 25, 1998

ENEX CONSOLIDATED PARTNERS, L.P.

BALANCE SHEET, DECEMBER 31, 1997
--------------------------------------------------------------------------------

ASSETS
                                                                                                                 1997
                                                                                                         -------------------
CURRENT ASSETS:
  Cash                                                                                                   $        1,142,439
  Accounts receivable - oil & gas sales                                                                           1,265,870
  Receivable from litigation settlement                                                                             338,860
  Other current assets                                                                                                5,340
                                                                                                         -------------------

Total current assets                                                                                              2,752,509
                                                                                                         -------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
     mineral interests and related equipment & facilities                                                        11,543,205
  Less  accumulated depreciation and depletion                                                                      881,821
                                                                                                         -------------------

Property, net                                                                                                    10,661,384
                                                                                                         -------------------

TOTAL                                                                                                    $       13,413,893
                                                                                                         ===================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                                                                      $          487,581
   Payable to general partner                                                                                        54,931
                                                                                                           -----------------

Total current liabilities                                                                                           542,512
                                                                                                           -----------------

LIMITED PARTNERS' CAPITAL SUBJECT
  TO REDEMPTION                                                                                                  12,800,246
GENERAL PARTNER CAPITAL                                                                                              71,135
                                                                                                         -------------------

TOTAL                                                                                                    $       13,413,893
                                                                                                         ===================

See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1997
AND JUNE 30, 1997 AND FOR THE YEAR ENDED DECEMBER 31, 1996
--------------------------------------------------------------------

                                  Enex Consolidated
                                    Partners, L.P.   Predecessor Partnerships
                                   ----------------- -------------------------
                                      Six Months     Six Months    Year Ended
                                        Ended          Ended        December 31,
                                   December 31, 1997 June 30, 1997    1996
                                   ----------------- -------------  ------------

REVENUES:
Oil and gas sales                     $ 4,803,498   $ 5,200,270   $11,296,811
Gas plant sales                           537,513       619,555     1,048,688
Gain from sale of property                735,677         5,940       242,389
Other revenues                               --          21,000            49
Interest income                            72,583         1,265         8,800
                                      -----------   -----------   -----------
Total revenues                          6,149,271     5,848,030    12,596,737
                                      -----------   -----------   -----------


EXPENSES:
  Depreciation and depletion              907,123     1,048,413     2,369,278
  Impairment of property                     --            --       2,315,081
  Lease operating expenses              1,845,995     1,743,841     3,616,133
  Gas purchases and expenses              369,966       439,370       670,358
  Production taxes                        279,740       288,581       637,476
  General and administrative:
     Allocated from general partner       512,258       758,298     1,646,201
     Direct expense                       282,316        58,349       329,800
   Interest expense                          --            --           2,498
                                      -----------   -----------   -----------

Total expenses                          4,197,398     4,336,852    11,586,825
                                      -----------   -----------   -----------



NET INCOME                              1,951,873   $ 1,511,178   $ 1,009,912
                                      ===========   ===========   ===========




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1997
-------------------------------------------------------------------------- -----

                                                                                 LIMITED
                                                                                 PARTNERS'
                                                                                 CAPITAL
                                                                  GENERAL        SUBJECT TO
                                                TOTAL             PARTNER        REDEMPTION
                                          -----------------   --------------  -----------------
PREDECESSOR BALANCE JANUARY 1, 1996          $   15,984,697    $  1,664,903    $ 14,319,794

CASH DISTRIBUTIONS                               (2,744,270)       (279,323)     (2,464,947)

NET INCOME                                        1,009,912         342,661         667,251
                                                               ------------    ------------

BALANCE, DECEMBER 31, 1996                       14,250,339       1,728,241      12,522,098

CASH DISTRIBUTIONS                               (2,841,709)       (512,192)     (2,329,517)

NET INCOME                                        1,511,178         156,491       1,354,687
                                                               ------------    ------------

COMBINED HISTORICAL BALANCE, JUNE 30, 1997       12,919,808       1,372,540      11,547,268

PURCHASE ACCOUNTING ADJUSTMENTS:

ADJUSTMENT TO RECORD PROPERTY AT
FAIR MARKET VALUE                                (1,561,322)     (1,561,322)

RECOGNIZE CONVERSION OF PAYABLE TO
  GENERAL PARTNER TO LIMITED PARTNER CAPITAL      2,420,858       2,420,858

RECOGNIZE CONVERSION OF GENERAL PARTNER
  CAPITAL TO LIMITED PARTNER CAPITAL             (1,372,540)      1,372,540

EXPENSES OF CONSOLIDATION                          (549,158)       (549,158)

CASH DISTRIBUTIONS                               (2,310,678)        (46,240)     (2,264,438)

NET INCOME                                        1,951,873         117,375       1,834,498
                                                               ------------    ------------

CONSOLIDATED BALANCE, DECEMBER 31, 1997          12,871,381    $     71,135    $ 12,800,246
                                                               ============    ============











See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX CONSOLIDATED  PARTNERS, L.P.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,1997 AND JUNE 30, 1997
AND FOR THE YEAR ENDED DECEMBER 31, 1996.              Predecesssor Partnerships
-------------------------------------------------------------------------------

                                                   Six Months Ended   Six Months       Year ended
                                                     December 31,       Ended          December 31,
                                                         1997        June 30, 1997        1996
                                                  -----------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $ 1,951,873    $ 1,511,178    $ 1,009,912
                                                        -----------    -----------    -----------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                                907,123      1,048,413      2,369,278
  Impairment of property                                       --             --        2,315,081
  Gain from sale of property                               (735,677)        (5,940)      (242,389)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                      15,551        599,008       (699,380)
  Other current assets                                      (23,322)       172,568         23,729
Increase (decrease) in:
   Accounts payable                                         (11,236)      (401,102)        36,435
   Payable to general partner                                45,780         47,924     (1,348,665)
                                                        -----------    -----------    -----------

Total adjustments                                           198,219      1,460,871      2,454,089
                                                        -----------    -----------    -----------

Net cash provided by operating activities                 2,150,092      2,972,049      3,464,001
                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of properties                        915,539          5,940        526,600
    Property additions - development costs                 (565,601)      (106,789)    (1,026,456)
                                                        -----------    -----------    -----------

Net cash provided (used) by investing activities            349,938       (100,849)      (499,856)
                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                    (2,310,678)    (2,841,709)    (2,744,270)
                                                        -----------    -----------    -----------

NET INCREASE IN CASH                                        189,352         29,491        219,875

CASH AT BEGINNING OF PERIOD                                 953,087        923,596        703,721
                                                        -----------    -----------    -----------

CASH AT END OF PERIOD                                   $ 1,142,439    $   953,087    $   923,596
                                                        ===========    ===========    ===========

NONCASH TRANSACTIONS  RESULTING FROM THE
CONSOLIDATION
   Decrease in Accounts Payable                         $ 1,871,700           --             --
   Adjustment to record property at Fair Market Value   $ 1,561,322           --             --



See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.        PARTNERSHIP ORGANIZATION


          Enex Consolidated Partners, L.P. (the "Company") was formed under the New Jersey Uniform Limited Partnership Law (1976) on June 30, 1997 from the combination of thirty-four Enex Oil and Gas Limited Partnerships, consisting of Enex Program I Partners, L.P., four partnerships in Enex Oil & Gas Income Program II, the eight partnerships in Enex Oil & Gas Income Program III, six partnerships in Enex Oil & Gas Income Program IV, the five partnerships in Enex Oil & Gas Income Program V, Enex Oil & Gas Income Program VI - Series 1, L.P., the three partnerships in Enex Income and Retirement Fund, three partnerships in Enex 88-89 Income and Retirement Fund, and the three partnerships in Enex 90-91 Income and Retirement Fund (collectively the "Predecessor Partnerships").

          The historical information presented in this Form 10-KSB consists of the cumulative historical totals of the Predecessor Partnerships for the year ended December 31, 1996 and for the six months ended June 30, 1997. The amounts for the six months ended December 31, 1997 are the result of the operations of the Company. The Consolidation created a new accounting basis in the carrying value of property. Oil and gas property was written down by $1,561,322 from the net carrying value of property in the combined Predecessor Partnerships.

          Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                      Limited
                                                            Enex      Partners

Commissions and selling expenses ...................         --           100%
Company reimbursement of organization
  expense ..........................................         --           100%
Company property acquisition .......................         --           100%
General and administrative costs ...................         4.1%        95.9%
Costs of drilling and completing
  development wells ................................         4.1%        95.9%
Revenues from temporary investment of
  partnership capital ..............................          --          100%
Revenues from producing properties .................          4.1%       95.9%
Operating costs (including general and
  administrative costs associated with
  operating producing properties) ..................          4.1%       95.9%

          In addition to the above general partner inerest, Enex has a 55.5008% limited partner interest in the Company.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Oil and Gas Properties - The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of all development wells are capitalized. Capitalized costs are amortized on the units-of-production method based on estimated total proved reserves. The acquisition costs of proved oil and gas properties are capitalized and periodically assessed for impairments.

               The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Predecessor Partnerships assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Predecessor Partnerships began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by
               H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $2,315,081 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

               The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.

               Cash Flows - The Company has presented its cash flows using the indirect method and considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

               General and Administrative Expenses - The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges.

               Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.             FEDERAL INCOME TAXES

               General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1997:

                                                                  Allocable to
                                                            ------------------------   Per Limited
                                                             General      Limited      Partner Unit
                                             TOTAL           Partner      Partners     Outstanding
                                        --------------    ------------  ------------   ----------------
Net income as reflected in the
     accompanying financial statements     $ 3,463,051     $  273,866    $ 3,189,185    $         3
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which were charged-off for federal
     income tax purposes                       (97,373)        (3,998)       (93,375)            (0)
Difference in gain on property sales for
     federal income tax purposes and
     the amount computed for financial
     reporting purposes                       (377,830)          --         (377,830)            (0)
Difference in depreciation and depletion
     computed for federal income tax
     purposes and the amount computed
     for financial reporting purposes          (11,269)       (15,564)         4,295              0
Other timing differences                    (2,787,155)      (195,830)    (2,591,325)            (3)
                                                                         -----------    -----------

Net income (loss) for federal
   income tax purposes                      $  189,424       $ 58,474    $   130,950    $         0
                                            ===========    ===========   ============   ============

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1997:

                                                                   Allocable to
                                                             ------------------------    Per Limited
                                                                General     Limited      Partner Unit
                                                TOTAL           Partner     Partners     Outstanding
                                              -----------    -----------  -----------  --------------
Partners' capital as reflected in the
     accompanying financial statements       $ 12,871,381     $  71,135    $ 12,800,246   $       12
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which were charged-off for federal
     income tax purposes                       (5,733,247)     (521,110)     (5,212,137)          (5)
  Accumulated difference in property
      sales for financial reporting purposes
      and for federal income tax purposes        (705,279)       (7,105)       (698,174)           0
  Difference in accumulated depreciation,
     depletion and amortization for financial
     reporting purposes and tax purposes       17,653,897       (15,327)     17,669,224           16
  Commissions and syndication fees
     capitalized for income tax purposes       15,889,041          --        15,889,041           14
  Costs of consolidation                          485,435        48,544         436,891            0
  Consolidation of Partnerships                   310,378     1,372,540      (1,062,162)          (1)
  Other timing differences                     (3,413,248)       78,140      (3,491,388)          (3)
                                              ------------   ------------    ------------  ------------
Partners' capital for federal
     income tax purposes                       37,358,358       1,026,817    $ 36,331,541           33      $
                                              ============    ============    ============   ============

4.             SIGNIFICANT PURCHASERS

               Gulfmark Inc. accounted for 11% of the Company's total sales in 1997. Dreyfus Energy, Inc., Exxon Company, USA and Koch Hydrocarbons, Inc. accounted for 14%, 14% and 10%, respectively, of the Company's total sales in 1996. No other purchaser individually accounted for more than 10% of such sales.

5.             LITIGATION SETTLEMENTS

               A Predecessor Partnership was named as a party to a suit filed by Texas Crude, Inc. ("Texas Crude"). In the suit, Texas Crude sought to recover legal and other fees totaling $600,000. In August 1993, a judgement was granted in favor of Texas Crude for $414,203 plus interest by the 101st Judicial District Court of Texas. The Partnership recognized a contingent liability at December 31, 1993 for $504,350.

               The Partnership appealed the verdict and filed a counterclaim for funds that were wrongfully withheld by Texas Crude. In December 1994, the Fifth District Court of Appeals reversed the judgement of the trial court and rendered judgement in favor of the Partnership, in which the Partnership will recover $163,019 from Texas Crude plus interest. Accordingly, the contingent liability, initially recognized in 1993, was reversed in December 1994 and a receivable for $254,588 was established in 1994.

               Both the Partnership and Texas Crude have filed Motions for Rehearing, which have been pending for several years. Interest has accrued on the receivable balance at a rate of ten percent (10%) per annum. The accrued receivable balance at December 31, 1997 was $338,860.

6.             PROPERTY TRANSACTIONS

               In 1996, the Predecessor Partnerships sold their interests in the Grass Island, Enexco and Comite acquisitions for $235,000, $64,000 and $55,000, respectively. Gains of $69,731, $61,648 and
               $21,649, respectively were recognized on these sales. The Predecessor Partnerships also sold their interests in the E.M. Lane well and the Harper #1 well for $57,970 and $55,000, respectively. Gains of $31,310 and $44,642, respectively, were recognized on these sales. The Predecessor Partnerships also sold their interests in three other wells in 1996 for $59,630. These sales resulted in a net gain of $13,409 to the Predecessor Partnerships. The impact of these sales on current and future revenues is not expected to be material, as such interests represented less than 10% of historical and future net revenues.

               In 1997, the Company sold its interest in the North Buck Draw Unit for $857,120. A gain of $758,969 was recognized on the sale. The Company sold its interest in the Mcbride acquisition for $56,306. A loss of $25,405 was recognized on the sale. The Company also sold its interest in three other acquisitions for $8,053. A net gain of $8,053 was recognized by the Company from the sales. The impact of these sales on current and future revenues is not expected to be material, as such interests represented less than 10% of historical and future net revenues.

7.             PAYABLE TO GENERAL PARTNER

               The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex for its ongoing operations. The Company plans to repay the amounts owed to the general partner during 1998.

8.             SUBSEQUENT EVENT

               In February 1998, Middle Bay Oil Company, Inc. ("Middle Bay"), an independent oil and gas producer, announced a tender offer for all of the outstanding shares of Enex Resources Corporation, the Company's General Partner. The tender offer was accepted by a majority of Enex's shareholders.

ENEX CONSOLIDATED PARTNERS, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Predecessor Partnerships' and the Company's proved oil and and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1997. Oil reserves are stated in 'barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). All of the Company's reserves are located within the United States. The number of Limited Partners units outstanding is 1,102,631.

                                                       Per                             Per
                                                     Limited           Natural       Limited
                                         Oil         Partner Unit        Gas         Partner Unit
                                        (BBLS)       Outstanding        (MCF)        Outstanding
                                     ------------  ---------------  -----------   ----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1996                         1,911,612              2     12,258,727             11

    Revisions of previous estimates       364,267           --        2,376,951              2
    Extensions and Discoveries              3,840           --          740,853              1
    Sales of minerals in place            (34,188)          --         (176,205)          --
    Production                           (368,484)          --       (1,865,875)            (2)
                                      -----------    -----------    -----------    -----------

December 31, 1996                       1,877,047              2     13,334,451             12

    Revisions of previous estimates      (358,975)            (1)      (437,247)          --
    Sales of minerals in place            (44,549)          --          (49,955)          --
    Production                           (323,231)          --       (1,765,438)            (2)
                                      -----------    -----------    -----------    -----------

December 31, 1997                       1,150,292              1     11,081,811             10
                                      ===========    ===========    ===========    ===========


PROVED DEVELOPED RESERVES:

January 1, 1996                         1,875,188              2     12,153,701             11
                                      ===========    ===========    ===========    ===========

December 31, 1996                       1,861,770              2     13,334,451             12
                                      ===========    ===========    ===========    ===========

December 31, 1997                       1,150,292              1     11,081,811             10
                                      ===========    ===========    ===========    ===========


               Item  8.  Changes  In  and  Disagreements   with  Accountants  on
               Accounting and Financial Disclosure

               Not Applicable

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
              -------------------------------------------------

     The Company's sole General Partner is Enex Resources Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

     Gerald B. Eckley. Mr. Eckley, age 71, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972- 1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro- Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

     William C. Hooper, Jr. Mr. Hooper, age 60, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

     Stuart Strasner. Mr. Strasner, age 68, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.

     Martin J. Freedman. Mr. Freedman, age 73, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the

                                      III-1

Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

     James Thomas Shorney. Mr. Shorney, age 72, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 44, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

     On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.


                                      III-2

     In response to the SEC's action, Mr. Carl disgorged to Health Images, Inc. approximately $92,400 in short-swing profits from the trading in his mother's account, plus interest thereon of approximately $52,600. The SEC further requested the court to impose a $10,000 civil penalty against Mr. Carl pursuant to Section 21(d)(3) of the Exchange Act. Without admitting or denying the allegations in the complaint, Mr. Carl consented to the entry of a final judgement imposing the $10,000 penalty. On January 12, 1996, a federal judge entered the final judgement in this matter, and Mr. Carl has since filed amended reports on Forms 4 and 5 reflecting these transactions in his mother's accounts.

     In relation to the same matter, the SEC has issued an administrative Order pursuant to Section 21C of the Exchange Act against Mr. Carl, finding that he violated Section 16(a) and the rules thereunder and requiring him to cease and desist from committing or causing any violation or future violation of those provisions. Without admitting or denying allegations in the SEC's Order, Mr. Carl consented to the entry of the Order.

     John J. Bassett. Mr. Bassett, age 39, is Middle Bay's President and Chief Executive Officer, a position he has held since 1992. Mr. Bassett has also served as the Chairman of the Board of Directors of Middle Bay since 1992. In March 1998, he was named to the board of directors of Enex, the Company's general partner. He has also served as President, chief executive officer and a director of Bay City Energy Group, Inc., a company that explores for oil and gas in the United States and is a principal shareholder of Middle Bay.

     Stephen W. Herod. Mr. Herod, age 39, currently serves as Vice President for Corporate Development and as director of Middle Bay, positions he has held since July 1997. In March 1998, he was named to the board of directors of Enex, the Company's general partner. From April 1992 to June 1997 Mr. Herod served as President of Shore Oil Company, a privately held independent exploration and production company, which was acquired by Middle Bay in June 1997.

     Gary R. Christopher. Mr. Christopher, age 48, is the Acquisition Coordinator for Kaiser-Francis Oil Company, a position he has held since February 1995. In March 1998, he was named to the board of directors of Enex, the Company's general partner. From January 1993 to February 1995, Mr. Christopher served as Senior Vice President and Manager of Energy Lending for the Bank of Oklahoma, which he continues to serve as a consultant. Mr. Christopher has been a director of Middle Bay since May 1997. He also serves on the board of Petrocorp Incorporated and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers.

     James A. Klein. Mr. Klein, age 35, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. In October 1997 he was appointed Chief Financial Officer, Treasurer and Secretary of Enex. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

     Larry W. Morris. Mr. Morris, age 48, joined the General Partner as Revenue Accountant in March 1984. In May 1986 he was appointed to Revenue Accounting Manager. In June 1990, he was appointed to Assistant Controller, then in October 1997 Mr. Morris was appointed Controller. From 1981 to 1984, Mr. Morris was employed with Inexco Oil Company as a revenue accountant. Prior to 1981, he was

                                      III-3
employed in various accounting positions. Mr. Morris holds a B.S. in accounting from Western Kentucky University.

Item 10.      Executive Compensation

     The Company has no Directors or executive officers.

     The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

     The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company and its Predecessor Partnerships incurred $1,270,556 and $1,646,201 of such administrative costs payable to the General Partner in 1997 and 1996, respectively.

Item 11.      Security Ownership of Certain Beneficial Owners and Management


                                              Limited
                            Name of         Partner Units     Percent
        Title of Class  Beneficial Owner   Owned Directly     of Class

       Limited Partner   Enex Resources       607,095         55.5088%


Item 12.     Certain Relationships and Related Transactions

     See the  Statements of Operations  included in the Financial  Statements in
Item 7 of this report for information concerning general and administrative costs incurred by Enex and allocated to the Company, and Note 1 to such Financial Statements for information concerning payments to Enex Securities Corporation, a wholly owned subsidiary of Enex and to Enex for certain offering and organization expenses incurred by the Company.

     See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.




                                      III-4

Item 13.     Exhibits and Reports on Form 8-K
                                                                 Sequential
                                                                  Page No.
                                                                 --------------
             (a)  Exhibits



               (3) a. Certificate of Limited Partnership of the Company as currently in effect. Incorporated by reference to Exhibit 3(2) to the Company's Registration Statement on Form S-4 of the Partnership (Registration No. 33-09953) filed with the Securities and Exchange Commission on March 19, 1997.

                    b. Articles of Limited Partnership of the Company as currently in effect. Incorporated by reference to Appendix B to the Prospectus/Proxy Statement that appeared as Exhibit (3.2) to the Company's Registration Statement under the Securities Exchange Act of 1934 on Form 8-B filed with the Securities and Exchange Commission on August 14, 1997.

               (4) Not Applicable

               (10) Not Applicable

               (11) Not Applicable

               (12) Not Applicable

               (13) Not Applicable

               (18) Not Applicable

               (19) Not Applicable

               (22) Not Applicable

               (23) Not Applicable

               (24) Not Applicable

               (25) Not Applicable

               (28) Not Applicable

          (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                      III-5

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ENEX CONSOLIDATED PARTNERS, L.P.

                                            By:      ENEX RESOURCES CORPORATION
                                                      the General Partner


March 25, 1998                               By:      /s/   G. B. Eckley
                                                     --------------------------
                                                      G. B. Eckley, President


     In accordance with the Exchange Act, this report has been signed below on March 25, 1998, by the following persons in the capacities indicated.


ENEX RESOURCES CORPORATION                  General Partner



By:      /s/ G. B. Eckley
        -----------------------
             G. B. Eckley, President


         /s/ G. B. Eckley
        ------------------------
             G. B. Eckley                    President, Chief Executive
                                             Officer and Director



         /s/ James A. Klein
        -------------------------
             James A. Klein                  Secretary, Treasurer, and Chief
                                             Financial Officer



         /s/ Larry W. Morris
        --------------------------
             Larry W. Morris                 Controller and Chief Accounting
                                             Officer

             /s/ John Bassett
            ---------------------------------
                 John Bassett                       Director


             /s/ Robert D. Carl, III
            ---------------------------------
                 Robert D. Carl, III                Director


             /s/ Gary R. Christopher
            ---------------------------------
                 Gary R. Christopher                Director


             /s/ Martin F. Freedman
            ---------------------------------
                 Martin F. Freedman                 Director


             /s/ Stephen W. Herod
            ---------------------------------
                 Stephen W. Herod                   Director


             /s/ William C. Hooper, Jr.
            ---------------------------------
                 William C. Hooper, Jr.             Director


             /s/ James T. Shorney
            ---------------------------------
                 James T. Shorney                   Director


             /s/ Stuart Strasner
            ---------------------------------
                 Stuart Strasner                    Director