Form 10QSB
period 1998-03-31
ENEX CONSOLIDATED PARTNERS LP
filed 1998-05-15
CIK 1019375

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                    Yes    No x

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ENEX CONSOLIDATED PARTNERS, L.P.

BALANCE SHEET, MARCH 31, 1998
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash                                                                                         $        2,429,364
  Accounts receivable - oil & gas sales                                                                   914,605
  Receivable from litigation settlement                                                                   338,860
  Other current assets                                                                                     12,675
                                                                                               -------------------

Total current assets                                                                                    3,695,504
                                                                                               -------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
     mineral interests and related equipment & facilities                                              11,201,734
  Less  accumulated depreciation and depletion                                                          1,306,967
                                                                                               -------------------

Property, net                                                                                           9,894,767
                                                                                               -------------------

TOTAL                                                                                          $       13,590,271
                                                                                               ===================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                                                            $          609,808
   Payable to general partner                                                                             437,877
                                                                                                 -----------------

Total current liabilities                                                                                         1,047,685
                                                                                                           -----------------

LIMITED PARTNERS' CAPITAL SUBJECT
  TO REDEMPTION                                                                                                  12,462,291
GENERAL PARTNER CAPITAL                                                                                              80,295
                                                                                                         -------------------

TOTAL                                                                                                    $       13,590,271
                                                                                                         ===================








See accompanying notes to financial statements.
-------------------------------------------------------------------------------


ENEX CONSOLIDATED PARTNERS, L.P.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                                      Enex Consolidated                     Predecessor
                                                                            Partners, L.P.                  Partnerships
                                                                        -----------------------        ---------------------
                                                                             Three Months                   Three Months
                                                                                 Ended                         Ended
                                                                               March 31,                     March 31,
                                                                                 1998                           1997
                                                                        -----------------------        ---------------------
REVENUES:
Oil and gas sales                                                               $    1,778,885        $           2,926,379
Gas plant sales                                                                         17,733                      356,528
Gain from sale of property                                                             671,923                        5,940
Other revenues                                                                           1,432                       15,060
Interest income                                                                          3,632                        1,265
                                                                        -----------------------        ---------------------
Total revenues                                                                       2,473,605                    3,305,172
                                                                        -----------------------        ---------------------

EXPENSES:
  Depreciation and depletion                                                           476,744                      524,513
  Lease operating expenses                                                             688,638                      833,137
  Gas purchases and expenses                                                             3,997                      292,877
  Production taxes                                                                      83,970                      160,412
  General and administrative:
     Allocated from general partner                                                    281,342                      398,084
     Direct expense                                                                     99,577                       22,565
                                                                        -----------------------        ---------------------

Total expenses                                                                       1,634,268                    2,231,588
                                                                        -----------------------        ---------------------

NET INCOME                                                                      $     839,337         $          1,073,584
                                                                        =======================        =====================















See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1997 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1998
-------------------------------------------------------------------------------
                                                                                                                    LIMITED
                                                                                                                   PARTNERS'
                                                                                                                    CAPITAL
                                                                                                   GENERAL         SUBJECT TO
                                                                                    TOTAL          PARTNER         REDEMPTION
                                                                                 -----------      ----------   ---------------------

PREDECESSOR BALANCE, JANUARY 1, 1997                                              14,250,339    $  1,728,241    $  12,522,098

CASH DISTRIBUTIONS                                                                (2,841,709)       (512,192)      (2,329,517)

NET INCOME                                                                         1,511,178         156,491        1,354,687
                                                                                 ------------     -----------     ------------

COMBINED HISTORICAL BALANCE, JUNE 30, 1997                                        12,919,808       1,372,540       11,547,268

PURCHASE ACCOUNTING ADJUSTMENTS:

ADJUSTMENT TO RECORD PROPERTY AT
FAIR MARKET VALUE                                                                 (1,561,322)              -       (1,561,322)
RECOGNIZE CONVERSION OF PAYABLE TO
  GENERAL PARTNER TO LIMITED PARTNER CAPITAL                                       2,420,858               -        2,420,858

RECOGNIZE CONVERSION OF GENERAL PARTNER
  CAPITAL TO LIMITED PARTNER CAPITAL                                                       -       (1,372,540)      1,372,540

EXPENSES OF CONSOLIDATION                                                           (549,158)              -         (549,158)

CASH DISTRIBUTIONS                                                                (2,310,678)         (46,240)     (2,264,438)

NET INCOME                                                                         1,951,873          117,375       1,834,498
                                                                                 -----------       ----------       ---------

CONSOLIDATED BALANCE, DECEMBER 31, 1997                                           12,871,381           71,135      12,800,246

CASH DISTRIBUTIONS                                                                (1,168,132)         (44,871)     (1,123,261)

NET INCOME                                                                           839,337           54,031         785,306
                                                                                  -----------      -----------     -----------

CONSOLIDATED BALANCE, MARCH 31, 1998                                            $ 12,542,586       $   80,295     $12,462,291
                                                                                 ============      ===========     ===========











See accompanying notes to financial statements.
--------------------------------------------------------------------------

ENEX CONSOLIDATED  PARTNERS, L.P.

STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

                                                                                Enex Consolidated              Predecessor
                                                                                  Partners, L.P.              Partnerships
                                                                                -----------------            ---------------
                                                                                   Three Months                Three Months
                                                                                      Ended                      Ended
                                                                                  March 31, 1998             March 31, 1997
                                                                                -----------------            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $      839,337               $   1,073,584
                                                                                -----------------            ---------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation and depletion                                                           476,744                     524,513
  Gain from sale of property                                                          (671,923)                     (5,940)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                                351,265                     305,426
  Other current assets                                                                  (7,335)                      4,474
Increase (decrease) in:
   Accounts payable                                                                    122,227                     (32,554)
   Payable to general partner                                                          382,946                    (139,394)
                                                                                -----------------            ---------------

Total adjustments                                                                      653,924                     656,525
                                                                                -----------------            ---------------

Net cash provided by operating activities                                            1,493,261                   1,730,109
                                                                                -----------------            ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of properties                                                 1,000,000                       5,940
    Property additions - development costs                                             (38,204)                    (89,315)
                                                                                -----------------            ----------------

Net cash provided (used) by investing activities                                       961,796                     (83,375)
                                                                                -----------------            ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                               (1,168,132)                 (1,328,458)
                                                                                -----------------            ----------------

NET INCREASE IN CASH                                                                 1,286,925                     318,276

CASH AT BEGINNING OF PERIOD                                                          1,142,439                     923,596
                                                                                -----------------            ----------------

CASH AT END OF PERIOD                                                           $    2,429,364               $   1,241,872
                                                                                =================            ================












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

The consolidation of the Company was recorded using the purchase method of accounting; as such, assets are recorded at their fair market value. The statements of operations and cash flows, in the accompanying financial statements, are presented on a combined historical basis. The balance sheet has been adjusted to reflect the conversion of the payable to the general partner and the general partner's capital account into limited partner capital units. The general partner has a 4.11% revenue interest in addition to its proportional interest as a limited partner of 55.66%.

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

Effective January 1, 1998, the Company sold its interest in the Dover Hennessey Gas Plant for $1,000,000. A gain of $671,923 was recognized on the sale.

     4. On March 27, 1998, Middle Bay Oil Company, Inc., ("Middle Bay") acquired 1,064,432 shares of the Common Stock of Enex for $15 per share pursuant to Middle Bay's tender offer which began February 19, 1998. The Enex shares acquired by Middle Bay represent 79.2% of the total outstanding Enex common stock. Operations of the Company are not expected to be materially impacted by the purchase of Enex.

Item 2.            Management's Discussion and Analysis or Plan of Operations.

First Quarter 1997 Compared to First Quarter 1998

Oil and gas sales for the first quarter decreased from $2,926,379 in 1997 to $1,778,885 in 1998. This represents a decrease of $1,147,494 (39%). Oil sales decreased by $770,584 (46%). An 18% decline in oil production reduced sales by $306,165. A 34% decrease in the average oil sales price reduced sales by an additional $464,419. Gas sales decreased by $376,910 (30%). A 30% decrease in gas production decreased sales by $204,931. A 17% decrease in the average gas sales price reduced gas sales by an additional $171,979. The changes in the average oil and gas sales price correspond with lower prices in the overall market for oil and gas. The decrease in oil production was primarily due to natural production declines. The decrease in gas production was due to natural production declines which were especially pronounced on the Dent and Speary acquisitions.

Sales of gas plant products decreased to $17,733 in the first quarter of 1998 from $356,528 in the first quarter of 1997. This represents a decrease of $338,795 or 95%. This decrease was due to the sale of the Dover Hennessey Gas Plant which was effective January 1,1998.

Lease operating expenses decreased from $833,137 in the first quarter of 1997 to $688,638 in the first quarter of 1998. The decrease of $144,499 (17%) is primarily due to the lower operating costs on the Speary acquisition and sale of the Mcbride acquisition in 1997.

Depreciation and depletion expense decreased from $524,513 in the first quarter of 1997 to $476,744 in the first quarter of 1998. This represents a decrease of $47,769 or (9%). The changes in production, noted above, reduced depreciation and depletion expense by $132,590. This was partially offset by a 2% increase in the depletion rate. The rate increase was primarily due to the downward revisions of the oil and gas reserves during December 1997.

Effective January 1, 1998, the Company sold its interest in the Dover Hennessey Gas Plant for $1,000,000. A gain of $671,923 was recognized on the sale.

General and administrative expenses decreased from $420,649 in the first quarter of 1997 to $380,919 in the first quarter of 1998. This decrease of $39,730 (9%) is primarily due to a reduction in staff as a result of the Consolidation of the Company in June 1997.



CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1997 to 1998 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating provided by operating, financing and investing activities. I-6 The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after the payment of its debt obligations.
Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

     In February 1998, Middle Bay Oil Company, Inc., an independent oil and gas producer, announced a tender offer for all of the outstanding shares of Enex Resources Corporation ("Enex"), the Company's general partner. The tender offer was accepted by a majority of Enex shareholders and was completed on March 27, 1998. Operations of the Company are not expected to be materially impacted by the purchase of Enex.

     As of March 31, 1998 the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

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


                                       ENEX CONSOLIDATED PARTNERS, L.P.
                                            (Registrant)



                                        By: ENEX RESOURCES CORPORATION
                                               General Partner



                                            By: /s/ James A. Klein
                                                    James A. Klein
                                                   Secretary, Treasurer and
                                                    Chief Financial Officer





May 13, 1998                                 By: /s/ Larry W. Morris
                                                     Larry W. Morris
                                                    Controller and Chief
                                                      Accounting Officer