Form 10QSB/A
period 1998-06-30
ENEX CONSOLIDATED PARTNERS LP
filed 1998-08-14
CIK 1019375

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

           [X] QUARTERLY REPORT UNDER  SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                               --------------  -------------
                         Commission file number 0-18322

                        ENEX CONSOLIDATED PARTNERS, L.P.
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                         76-0508488
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

                                 Yes x       No
                                    ----       ----

Transitional Small Business Disclosure Format (Check one):

                                 Yes        No  x
                                    ----      ----

ENEX CONSOLIDATED PARTNERS, L.P.
--------------------------------


BALANCE SHEET, JUNE 30, 1998
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $ 1,473,450
  Accounts receivable - oil & gas sales                           773,660
  Receivable from litigation settlement                           280,050
  Other current assets                                             79,791
                                                              -----------

TOTAL CURRENT ASSETS                                            2,606,951
                                                              -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities        11,065,846
  Less accumulated depreciation and depletion                   1,745,881
                                                              -----------

PROPERTY, NET                                                   9,319,965
                                                              -----------

TOTAL                                                         $11,926,916
                                                              ===========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                           $   229,023
   Payable to general partner                                     373,489
                                                              -----------

Total current liabilities                                         602,512
                                                              -----------

LIMITED PARTNERS' CAPITAL SUBJECT
   TO REDEMPTION                                               11,313,839
GENERAL PARTNER CAPITAL                                            10,565
                                                              -----------

TOTAL                                                         $11,926,916
                                                              ===========







See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                            ENEX CONSOLIDATED        PREDECESSOR    ENEX CONSOLIDATED        PREDECESSOR
                                              PARTNERS, L.P.         PARTNERSHIPS     PARTNERS, L.P.         PARTNERSHIPS
                                            -------------------     --------------  -------------------   -------------------


(UNAUDITED)                                       QUARTER              QUARTER          SIX MONTHS            SIX MONTHS
                                                   ENDED                ENDED              ENDED                ENDED
                                                  JUNE 30              June 30            JUNE 30               June 30
                                                    1998                 1997              1998                  1997
                                            -------------------     --------------  -------------------   -------------------
REVENUES:
  Oil and gas sales                         $         1,462,212     $    2,326,210  $         3,241,097   $         5,200,270
  Gas plant sales                                             -            210,708               17,733               619,555
  Gain (loss) from sale of property                    (167,302)             5,940              504,621                 5,940
  Other revenues                                              -                  -                1,432                21,000
  Interest income                                             -                  -                3,632                 1,265
                                            -------------------     --------------  -------------------   -------------------



TOTAL REVENUES                                        1,294,910          2,542,858            3,768,515             5,848,030
                                            -------------------     --------------  -------------------   -------------------

EXPENSES:
  Depreciation, depletion and amortization              455,269            523,900              932,013             1,048,413
  Lease operating expenses                              729,023            910,704            1,417,661             1,743,841
  Gas plant purchases                                     4,169            146,493                8,166               439,370
  Production taxes                                       78,447            128,169              162,417               288,581
  General and administrative:
     Allocated from general partner                     200,385            360,214              481,727               758,298
     Direct expenses                                     25,596             35,784              125,173                58,349
                                            -------------------     --------------  -------------------   -------------------

TOTAL EXPENSES                                        1,492,889          2,105,264            3,127,157             4,336,852
                                            -------------------     --------------  -------------------   -------------------

INCOME (LOSS)                                          (197,979)           437,594              641,358             1,511,178
                                            -------------------     --------------  -------------------   -------------------



See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

COMBINED HISTORICAL STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1997
AND FOR THE SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------


                                                                                   LIMITED
                                                                                  PARTNERS'
                                                                   GENERAL         CAPITAL
                                                                  PARTNER'S       SUBJECT TO
                                                   TOTAL           CAPITAL        REDEMPTION
                                                ------------     -----------     ------------
Predecessor Balance, January 1, 1997            $ 14,250,339     $ 1,728,241     $ 12,522,098

Cash Distributions                                (2,841,709)       (512,192)      (2,329,517)

Net Income                                         1,511,178         156,491        1,354,687
                                                ------------     -----------     ------------

Combined Historical Balance, June 30, 1997        12,919,808       1,372,540       11,547,268

Purchase Accounting Adjustments:

Adjustment to Record Property at
  Fair Market Value                               (1,561,322)              -       (1,561,322)

Recognize Conversion of Payable to
  General Partner to Limited Partner Capital       2,420,858               -        2,420,858

Recognize Conversion of General Partner
  Capital to Limited Partner Capital                       -      (1,372,540)       1,372,540

Expenses of Consolidation                           (549,158)              -         (549,158)

Cash Distributions                                (2,310,678)        (46,240)      (2,264,438)

Net Income                                         1,951,873         117,375        1,834,498
                                                ------------     -----------     ------------

Consolidated Balance, December 31, 1997           12,871,381          71,135       12,800,246

CASH DISTRIBUTIONS                                (2,188,335)       (125,166)      (2,063,169)

NET INCOME                                           641,358          64,596          576,762

CONSOLIDATED BALANCE, JUNE 30, 1998             $ 11,324,404     $    10,565     $ 11,313,839
                                                ============     ===========     ============



See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

STATEMENTS OF CASH FLOW
--------------------------------------------------------------------------------



                                                 ENEX CONSOLIDATED       PREDECESSOR
                                                    PARTNERS, L.P.      PARTNERSHIPS
                                                 -------------------    --------------
                                                     SIX MONTHS           SIX MONTHS
                                                        ENDED               ENDED
                                                       JUNE 30,            JUNE 30,
                                                         1998                1997
                                                 -------------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $           641,358    $    1,511,178
                                                 -------------------    --------------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation, depletion and amortization                   932,013         1,048,413
  Gain on sale of property                                  (504,621)           (5,940)
(INCREASE) DECREASE IN:
  Accounts receivable - oil & gas sales                      551,020           599,008
  Other current assets                                       (74,451)          172,568
INCREASE (DECREASE) IN:
   Accounts payable                                         (258,558)         (401,102)
   Payable to general partner                                318,558            47,924
                                                 -------------------    --------------

TOTAL ADJUSTMENTS                                            963,961         1,460,871
                                                 -------------------    --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,605,319         2,972,049
                                                 -------------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                         1,036,000             5,940
    Property additions - development costs                  (121,973)         (106,788)
                                                 -------------------    --------------

NET CASH USED BY INVESTING ACTIVITIES                        914,027          (100,848)
                                                 -------------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                     (2,188,335)       (2,841,710)
                                                 -------------------    --------------

NET (DECREASE) IN CASH                                       331,011            29,491
                                                 -------------------    --------------

CASH AT BEGINNING OF YEAR                                  1,142,439           923,596
                                                 -------------------    --------------

CASH AT END OF PERIOD                            $         1,473,450    $      953,087
                                                 ===================    ==============






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

         The consolidation of the Company was recorded using the purchase method of accounting; as such, assets are recorded at their fair market value. The statements of operations and cash flows, in the accompanying financial statements, are presented on a combined historical basis. The balance sheet has been adjusted to reflect the conversion of the payable to the general partner and the general partner's capital account into limited partner capital units. The general partner has a 4.11% revenue interest in addition to its proportional interest as a limited partner of 56.2%.

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

         Effective January 1, 1998, the Company sold its interest in the Dover Hennessey Gas Plant for $1,000,000. A gain of $671,923 was recognized on the sale. Effective June 1, 1998 the Company sold its interest in the Corkscrew acquisition for $36,000. A loss of $167,302 was recognized on the sale.

4. In February 1998, Middle Bay Oil Company, Inc., an independent oil and gas producer, announced a tender offer for all of the outstanding shares of Enex Resources Corporation ("Enex"), the Company's general partner. The tender offer was accepted by a majority of Enex shareholders and was completed on March 27, 1998.

5. On July 17, 1998, the Securities and Exchange Commission declared effective a registration statement filed under the Securities Act of 1933 for the merger of Enex Resources Corporation into Middle Bay Oil Company. A special meeting of the stockholders of Middle Bay Oil Company will be held on August 20, 1998. Middle Bay intends to issue common stock for the remaining shares of Enex that is not currently owned.



ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

Oil and gas sales for the second quarter decreased from $2,536,210 in 1997 to $1,462,212 in 1998. This represents a decrease of $1,073,998 (42%). Oil sales decreased by $574,347 (43%). A 10% decline in oil production reduced sales by $128,155. A 37% decrease in the average oil sales price reduced sales by an additional $446,192. Gas sales decreased by $244,774 (26%). A 25% decrease in gas production decreased sales by $232,869. A 2% decrease in the average gas sales price reduced gas sales by an additional $11,905. The changes in the average oil and gas sales price correspond with lower prices in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to natural production declines.

There were no gas plant sales in the second quarter of 1998, compared to $210,708 in the second quarter of 1997. This was primary due to the sale of the Dover Hennessey Gas Plant which was effective January 1, 1998.

Lease operating expenses decreased from $910,704 in the second quarter of 1997 to $729,023 in the second quarter of 1998. The decrease of $181,681 (20%) is primarily due to the sale of the Lake Decade and Mcbride acquisitions in 1997.

Depreciation and depletion expense decreased from $523,900 in the second quarter of 1997 to $455,269 in the second quarter of 1998. This represents a decrease of $68,631 or (13%). The changes in production, noted above, reduced depreciation and depletion expense by $145,812. This was partially offset by a 20% increase in the depletion rate. The rate increase was primarily due to the downward revisions of the oil and gas reserves during December 1997.

Effective June 1, 1998 the Company sold its interest in the Corkscrew acquisition for $36,000. A loss of $167,302 was recognized on the sale.

General and administrative expenses decreased from $360,214 in the second quarter of 1997 to $200,385 in the second quarter of 1998. This decrease of $159,829 (44%) is primarily due to a reduction in staff as a result of the Consolidation of the Company in June 1997.

FIRST SIX MONTHS IN 1998 COMPARED TO FIRST SIX MONTHS IN 1997

Oil and gas sales for the first six months decreased from $5,200,270 in 1997 to $3,241,097 in 1998. This represents a decrease of $2,560,995 (38%). Oil sales decreased by $1,344,931 (45%). A 14% decrease in oil production reduced sales by $422,861. A 35% decrease in the average oil sales price decreased oil sales an additional $922,070. Gas sales decreased by $614,242 (28%). A 20% decrease gas production decreased sales by $442,226. A (10%) decrease in the average gas sales price decreased gas sales by an additional $172,016. The changes in the average oil and gas sales price correspond with changes in the overall market for the sale of oil and gas. The price of oil and gas were lower in 1998 vs 1997. The decreases in oil and gas production were primarily the result of natural production declines.

Gas plant sales decreased from $619,555 in the first six months of 1997 to $17,733 the first six months of 1998. This represents a decrease of $601,822 or 97%. This decrease was due primarily to the sale of the Dover Hennessey Gas Plant, which was effective January 1, 1998.

Lease operating expenses decreased from $1,743,841 in the first six months of 1997 to $1,417,661 in the first six months of 1998. The decrease of $326,180 (19%) is primarily due to the sale of the Lake Decade and Mcbride acquisitions in 1997.

Depreciation and depletion expense decreased from $1,048,413 in the six months of 1997 to $932,013 in the first six months of 1998. This represents a decrease of $116,400 (11%). The changes in production, noted above, reduced depreciation and depletion expense by $277,994. This was partially offset by a 3% increase in the depletion rate. The rate increase was primarily due to downward revisions of the oil and gas reserves during December 1997.

Effective January 1, 1997, the Company sold its interests in the Perkins well in the Burkholder acquisition for $5,940. A gain of $5,940 was recognized on this sale.

Effective January 1, 1998, the Company sold its interest in the Dover Hennessey Gas Plant for $1,000,000. A gain of $671,923 was recognized on the sale. Effective June 1, 1998 the Company sold its interest in the Corkscrew acquisition for $36,000. A loss of $167,302 was recognized on the sale.

General and administrative expenses decreased from $816,647 in the first six months of 1997 to $606,900 in the first six months of 1998. This decrease of $209,747 (26%) is primarily due to a reduction in staff as a result of the Consolidation of the Company in June 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a primary a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1997 to 1998 are primarily due to the changes in oil and gas sales described above, and the sale of oil and gas properties. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating provided by operating, financing and investing activities.

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

On July 17, 1998, the Securities and Exchange Commission declared effective a registration statement filed under the Securities Act of 1933 for the merger of Enex Resources Corporation into Middle Bay Oil Company. A special meeting of the stockholders of Middle Bay Oil Company will be held on August 20, 1998. Middle Bay intends to issue common stock for the remaining shares of Enex that is not currently owned.

As of June 30, 1998 the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  Exhibit 27 (for SEC use only).

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1998

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ENEX CONSOLIDATED PARTNERS, L.P.
                                          --------------------------------
                                                    (Registrant)



                                           By: ENEX RESOURCES CORPORATION
                                              ---------------------------
                                                   General Partner





                                          By: /s/ Frank C. Turner II
                                             -----------------------------
                                                   Frank C. Turner II
                                                 Vice President, Chief
                                                  Financial Officer






August 11, 1998                            By: /s/ Larry W. Morris
                                              ----------------------------
                                                    Larry W. Morris
                                                      Controller