Form 10QSB
period 1998-09-30
ENEX CONSOLIDATED PARTNERS LP
filed 1998-11-16
CIK 1019375

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

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

                                Yes   x       No
                                   ------       ------

Transitional Small Business Disclosure Format (Check one):

                                Yes           No   x
                                   ------       ------

ENEX CONSOLIDATED PARTNERS, L.P.


BALANCE SHEET, SEPTEMBER 30, 1998
-------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $ 1,136,431
  Accounts receivable - oil & gas sales                          653,670
  Receivable from litigation settlement                          280,050
  Other current assets                                            92,520
                                                             -----------

TOTAL CURRENT ASSETS                                           2,162,671
                                                             -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities       10,640,632
  Less  accumulated depreciation and depletion                 2,058,467
                                                             -----------

PROPERTY, NET                                                  8,582,165
                                                             -----------

TOTAL                                                        $10,744,836
                                                             ===========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $   334,702
   Payable to general partner                                    238,717
                                                             -----------

TOTAL CURRENT LIABILITIES                                        573,419
                                                             -----------

LIMITED PARTNERS' CAPITAL SUBJECT
   TO REDEMPTION                                              10,126,477
GENERAL PARTNER CAPITAL                                           44,940
                                                             -----------

TOTAL                                                        $10,744,836
                                                             ===========







See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                            ENEX CONSOLIDATED  PREDECESSOR  ENEX CONSOLIDATED  PREDECESSOR
                                              PARTNERS, L.P.   PARTNERSHIPS   PARTNERS, L.P.   PARTNERSHIPS
                                            -----------------  ------------ -----------------  ------------


(UNAUDITED)                                      QUARTER         QUARTER        NINE MONTHS     NINE MONTHS
                                                  ENDED           ENDED           ENDED            ENDED
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                  1998             1997            1998             1997
                                               -------------   -------------   -------------    ------------
REVENUES:
  Oil and gas sales                             $1,312,730      $2,425,763      $4,553,827      $7,634,183
  Gas plant sales                                        -         195,287          17,733         806,692
  Gain from sale of property                       547,052               -       1,051,673           5,940
  Other revenues                                         -           1,100           1,432          22,100
  Interest income                                   27,797          14,359          31,429          15,624
                                                ----------      ----------      ----------      ----------

TOTAL REVENUES                                   1,887,579       2,636,509       5,656,094       8,484,539
                                                ----------      ----------      ----------      ----------

EXPENSES:
  Depreciation, depletion and amortization         431,645         279,145       1,363,658       1,327,558
  Lease operating expenses                         730,967         899,257       2,148,628       2,643,098
  Gas plant purchases                               50,666         172,406          58,832         611,776
  Production taxes                                  67,036         135,644         229,453         424,225
  General and administrative:
     Allocated from general partner                177,310         207,743         659,037         966,041
     Direct expenses                                24,274          94,731         149,447         153,080
                                                ----------      ----------      ----------      ----------

TOTAL EXPENSES                                   1,481,898       1,788,926       4,609,055       6,125,778
                                                ----------      ----------      ----------      ----------

NET INCOME                                         405,681         847,583       1,047,039       2,358,761
                                                ----------      ----------      ----------      ----------




See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

COMBINED HISTORICAL STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1997
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------------------------------------------------

                                                                                         LIMITED
                                                                                        PARTNERS'
                                                                       GENERAL           CAPITAL
                                                                      PARTNER'S        SUBJECT TO
                                                     TOTAL             CAPITAL         REDEMPTION
                                                  ------------       ------------      ----------
Predecessor Balance, January 1, 1997              $ 14,250,339       $ 1,728,241       $ 12,522,098

Cash Distributions                                  (2,841,709)         (512,192)        (2,329,517)

Net Income                                           1,511,178           156,491          1,354,687
                                                  ------------       -----------       ------------

Combined Historical Balance, June 30, 1997          12,919,808         1,372,540         11,547,268

Purchase Accounting Adjustments:

Adjustment to Record Property at
  Fair Market Value                                 (1,561,322)                -         (1,561,322)

Recognize Conversion of Payable to
  General Partner to Limited Partner Capital         2,420,858                 -          2,420,858

Recognize Conversion of General Partner
  Capital to Limited Partner Capital                         -        (1,372,540)         1,372,540

Expenses of Consolidation                             (549,158)                -           (549,158)

Cash Distributions                                  (2,310,678)          (46,240)        (2,264,438)

Net Income                                           1,951,873           117,375          1,834,498
                                                  ------------       -----------       ------------

Consolidated Balance, December 31, 1997             12,871,381            71,135         12,800,246

CASH DISTRIBUTIONS                                  (3,747,003)         (125,166)        (3,621,837)

NET INCOME                                           1,047,039            98,971            948,068

CONSOLIDATED BALANCE, SEPTEMBER 30, 1998          $ 10,171,417       $    44,940       $ 10,126,477
                                                  ============       ===========       ============


See accompanying notes to financial statements.
-------------------------------------------------------------------------------

ENEX CONSOLIDATED PARTNERS, L.P.

STATEMENTS OF CASH FLOW
--------------------------------------------------------------------------------

                                                 ENEX CONSOLIDATED   PREDECESSOR
                                                   PARTNERS, L.P.    PARTNERSHIPS
                                                 -----------------   ------------
                                                   NINE MONTHS       NINE MONTHS
                                                      ENDED             ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                       1998             1997
                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $ 1,047,039       $ 2,358,761
                                                   -----------       -----------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Depreciation, depletion and amortization           1,363,658         1,327,558
  Gain on sale of property                          (1,051,673)           (5,940)
(INCREASE) DECREASE IN:
  Accounts receivable - oil & gas sales                671,010           565,705
  Other current assets                                 (87,180)          172,452
INCREASE (DECREASE) IN:
   Accounts payable                                   (152,879)         (528,739)
   Payable to general partner                          183,786          (501,234)
                                                   -----------       -----------

TOTAL ADJUSTMENTS                                      926,722         1,029,802
                                                   -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES            1,973,761         3,388,563
                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                   1,973,063             5,940
    Property additions - development costs            (205,829)         (239,581)
                                                   -----------       -----------

NET CASH USED BY INVESTING ACTIVITIES                1,767,234          (233,641)
                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                               (3,747,003)       (3,564,417)
                                                   -----------       -----------

NET  (DECREASE) IN CASH                                 (6,008)         (409,495)
                                                   -----------       -----------

CASH AT BEGINNING OF YEAR                            1,142,439           923,596
                                                   -----------       -----------

CASH AT END OF PERIOD                              $ 1,136,431       $   514,101
                                                   ===========       ===========






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

         Effective January 1, 1998, the Company sold its interest in the Dover Hennessey Gas Plant for $1,000,000. A gain of $671,923 was recognized on the sale. Effective June 1, 1998 the Company sold its interest in the Corkscrew acquisition for $36,000. A loss of $167,302 was recognized on the sale. Effective July 1, 1998 the Company sold its interest in the Brown 1 and 2 wells for $8,000. A gain of $4,171 was recognized on the sale. Effective September 1, 1998 the Company sold its interest in numerous properties in a August 1998 auction for $929,063. A gain of $542,881 was recognized on the sale.

4. In February 1998, Middle Bay Oil Company, Inc., an independent oil and gas producer, announced a tender offer for all of the outstanding shares of Enex Resources Corporation ("Enex"), the Company's general partner. The tender offer was accepted by a majority of Enex shareholders and was completed on March 27, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

Oil and gas sales for the third quarter decreased from $7,634,183 in 1997 to $4,553,827 in 1998. This represents a decrease of $3,080,356 (40%). Oil sales decreased by $661,062 (47%). A 24% decline in oil production reduced sales by $330,591. A 31% decrease in the average oil sales price reduced sales by an additional $330,471. Gas sales decreased by $460,121 (44%). A 32% decrease in gas production decreased sales by $330,839. A 18% decrease in the average gas sales price reduced gas sales by an additional $129,282. The changes in the average oil and gas sales price correspond with lower prices in the overall market for the sale of oil and gas. The decrease in oil and gas production was primarily due to natural production declines.

There were no gas plant sales in the third quarter of 1998, compared to $195,287 in the third quarter of 1997. This was primary due to the sale of the Dover Hennessey Gas Plant which was effective January 1, 1998.

Lease operating expenses decreased from $899,257 in the third quarter of 1997 to $730,967 in the third quarter of 1998. The decrease of $168,290 (19%) is primarily due to the sale of the Lake Decade and Mcbride acquisitions in 1997.

Depreciation and depletion expense increased from $279,145 in the third quarter of 1997 to $431,645 in the third quarter of 1998. This represents an increase of $152,500 or (55%). The changes in production, noted above, reduced depreciation and depletion expense by $90,604. This was offset by a 129% increase in the depletion rate which increased depletion $243,104. The rate increase was primarily due to the downward revisions of the oil and gas reserves during December 1997.

Effective July 1, 1998 the Company sold its interest in the Brown 1 and 2 wells for $8,000. A gain of 4,171 was recognized on the sale. Effective September 1, 1998 the Company sold its interest in numerous properties in a August 1998 auction for $929,063. A gain of $542,881 was recognized on the sale.

General and administrative expenses decreased from $302,474 in the third quarter of 1997 to $201,584 in the third quarter of 1998. This decrease of $100,890 (33%) is primarily due to a reduction in staff as a result of the Consolidation of the Company in June 1997.

FIRST NINE MONTHS IN 1998 COMPARED TO FIRST NINE MONTHS IN 1997

Oil and gas sales for the first nine months decreased from $7,634,183 in 1997 to $4,553,827 in 1998. This represents a decrease of $3,080,356 (40%). Oil sales decreased by $2,005,993 (45%). A 17% decrease in oil production reduced sales by $762,544. A 12% decrease in the average oil sales price decreased oil sales an additional $1,243,449. Gas sales decreased by $1,074,363 (33%). A 24% decrease gas production decreased sales by $779,804. A (12%) decrease in the average gas sales price decreased gas sales by an additional $294,559. The changes in the average oil and gas sales price correspond with changes in the overall market for the sale of oil and gas. The price of oil and gas were lower in 1998 vs 1997. The decreases in oil and gas production were primarily the result of natural production declines.

Gas plant sales decreased from $806,692 in the first nine months of 1997 to $17,733 the first nine months of 1998. This represents a decrease of $806,692 or 97%. This decrease was due primarily to the sale of the Dover Hennessey Gas Plant, which was effective January 1, 1998.

Lease operating expenses decreased from $2,643,098 in the first nine months of 1997 to $2,148,628 in the first nine months of 1998. The decrease of $494,470 (19%) is primarily due to the sale of the Lake Decade and Mcbride acquisitions in 1997.

Depreciation and depletion expense decreased from $1,327,558 in the nine months of 1997 to $1,363,658 in the first six months of 1998. This represents a increase of $36,100 (3%). The changes in production, noted above, reduced depreciation and depletion expense by $393,306. This was offset by a 5% increase in the depletion rate which increased depletion $429,406. The rate increase was primarily due to downward revisions of the oil and gas reserves during December 1997.

Effective January 1, 1997, the Company sold its interests in the Perkins well in the Burkholder acquisition for $5,940. A gain of $5,940 was recognized on this sale.

Effective January 1, 1998, the Company sold its interest in the Dover Hennessey Gas Plant for $1,000,000. A gain of $671,923 was recognized on the sale. Effective June 1, 1998 the Company sold its interest in the Corkscrew acquisition for $36,000. A loss of $167,302 was recognized on the sale. Effective July 1, 1998 the Company sold its interest in the Brown 1 and 2 wells for $8,000. A gain of 4,171 was recognized on the sale. Effective September 1, 1998 the Company sold its interest in numerous properties in a August 1998 auction for $929,063. A gain of $542,881 was recognized on the sale.

General and administrative expenses decreased from $1,119,121 in the first nine months of 1997 to $808,484 in the first nine months of 1998. This decrease of $310,637 (28%) is primarily due to a reduction in staff as a result of the Consolidation of the Company in June 1997.

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

On July 17, 1998, the Securities and Exchange Commission declared effective a registration statement filed under the Securities Act of 1933 for the merger of Enex into Middle Bay Oil Company. A special meeting of the stockholders of Enex was held on August 20, 1998. At the meeting, Middle Bay and Enex declined to complete the proposed merger due to changed market conditions.

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

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There is one exhibit to this report.

                   27   Financial Data Schedule (for SEC use only).

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1998

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


                                   ENEX CONSOLIDATED PARTNERS, L.P.
                                   --------------------------------
                                              (Registrant)



                                   By: ENEX RESOURCES CORPORATION
                                       ----------------------------
                                             General Partner





                                    By: /s/ Frank C. Turner II
\                                      ----------------------------
                                             Frank C. Turner II
                                           Vice President, Chief
                                            Financial Officer






November 12, 1998                   By: /s/ Larry W. Morris
                                        ---------------------------
                                              Larry W. Morris
                                                Controller